Form 10-Q
period 2018-09-30
Aptinyx Inc.
filed 2018-11-13
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 13, 2018, the registrant had 33,497,344 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•

the timing, progress, and results of preclinical studies and clinical studies for NYX‑2925, NYX‑783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies will become available, and our research and development programs;

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$165,578	$92,136
Restricted cash	252	—
Accounts receivable	593	937
Prepaid expenses and other current assets	1,169	1,960
Total current assets	167,592	95,033
Other assets	674	473
Property and equipment, net	1,813	1,816
Total assets	$170,079	$97,322
Liabilities, convertible preferred stock, and stockholders’ equity (deficit)
Current liabilities:
Accounts payable	$1,208	$1,537
Accrued expenses and other current liabilities	6,465	2,835
Total current liabilities	7,673	4,372
Other long-term liabilities	435	282
Total liabilities	$8,108	$4,654
Commitments and contingencies (see Note 10)
Convertible preferred stock:
Convertible preferred stock, Series A-1, $0.01 par value, no shares and 151,773 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	22,650
Convertible preferred stock, Series A-2, $0.01 par value, no shares and 173,453 shares authorized, issued and outstanding at September 30, 2018 and December 31, 2017, respectively	—	39,979
Convertible preferred stock, Series B, $0.01 par value, no shares and 234,955 shares authorized, issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	69,757
Stockholders’ equity (deficit):
Preferred stock, $0.01 par value, 10,000 and no shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.01 par value, 150,000 shares authorized, 33,229 issued and outstanding as of September 30, 2018 and 900,000 shares authorized, 5,342 issued and outstanding as of December 31, 2017	332	53
Additional paid-in capital	253,084	12,486
Accumulated deficit	(91,445)	(52,257)
Total stockholders’ equity (deficit)	$161,971	$(39,718)
Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$170,079	$97,322

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration and grant revenue	$943	$1,205	$5,535	$3,778
Operating expenses:
Research and development	11,950	8,067	37,860	24,930
General and administrative	3,782	1,318	7,853	3,819
Total operating expenses	15,732	9,385	45,713	28,749
Loss from operations	(14,789)	(8,180)	(40,178)	(24,971)
Other income	608	35	990	129
Net loss and comprehensive loss	$(14,181)	$(8,145)	$(39,188)	$(24,842)
Net loss per share attributable to common stockholders, basic and diluted	$(0.43)	$(1.56)	$(2.48)	$(4.82)
Weighted-average number of common shares outstanding, basic and diluted	33,191	5,232	15,789	5,159

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(39,188)	$(24,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	336	225
Stock-based compensation expense	1,984	653
Changes in operating assets and liabilities:
Prepaid expenses and other assets	356	(613)
Accounts receivable	344	(262)
Accounts payable	(263)	839
Accrued expenses and other liabilities	3,966	(336)
Net cash used in operating activities	(32,465)	(24,336)
Cash flows from investing activities:
Purchases of property and equipment	(391)	(1,338)
Net cash used in investing activities	(391)	(1,338)
Cash flows from financing activities:
Proceeds from issuance of Series A-2 convertible preferred stock, net issuance of costs	—	39,979
Payment of deferred issuance costs associated with Series B convertible preferred stock financing	(232)	—
Proceeds from stock options exercised	2	—
Proceeds from initial public offering, net of underwriters discounts	109,517	—
Payment of deferred offering costs	(2,971)	—
Net cash provided by financing activities	106,316	39,979
Net increase in cash, cash equivalents, and restricted cash	73,460	14,305
Cash, cash equivalents and restricted cash at beginning of period	92,609	16,953
Cash, cash equivalents and restricted cash at end of period	$166,069	$31,258
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$—	$34
Deferred initial public offering costs not yet paid	$41	$—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands)

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at December 31, 2016	151,773	$22,650	—	$—	—	$—	5,049	$50	$11,588	$(20,189)	$(8,551)
Issuance of Series A‑2 convertible preferred stock, net of issuance costs of $21	—	—	173,453	39,979	—	—	—	—	—	—	—
Issuance of Series B convertible preferred stock, net of issuance costs of $243	—	—	—	—	234,955	69,757	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	293	3	(3)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	901	—	901
Net loss	—	—	—	—	—	—	—	—	—	(32,068)	(32,068)
Balance at December 31, 2017	151,773	$22,650	173,453	$39,979	234,955	$69,757	5,342	$53	$12,486	$(52,257)	$(39,718)
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	220	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	1,984	—	1,984
Conversion of preferred stock upon IPO	(151,773)	(22,650)	(173,453)	(39,979)	(234,955)	(69,757)	20,306	203	132,183	—	132,386
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $2,902	—	—	—	—	—	—	7,360	74	106,431	—	106,505
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	1	—	2	—	2
Net loss	—	—	—	—	—	—	—	—	—	(39,188)	(39,188)
Balance at September 30, 2018	—	$—	—	$—	—	$—	33,229	$332	$253,084	$(91,445)	$161,971

See accompanying notes to financial statements

Aptinyx Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.           Organization

Description of business

Aptinyx Inc. (the “Company” or “Aptinyx”) was incorporated in Delaware on June 24, 2015 and maintains its headquarters in Evanston, Illinois.

Aptinyx is a clinical‑stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. Aptinyx has a platform for discovering proprietary compounds that work through a novel mechanism: modulation of N‑methyl‑D‑aspartate receptors (“NMDAr”), which are vital to normal and effective brain and nervous system functions. This mechanism has applicability across a number of brain and nervous system disorders.

Initial public offering

On June 20, 2018, the Company’s registration statement on Form S‑1 (File No. 333‑225150) relating to the initial public offering (“IPO”) of its common stock became effective and on June 25, 2018, the IPO closed. Pursuant to the IPO, the Company issued and sold 7,359,998 shares of common stock at a public offering price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company received net proceeds of $106.5  million after deducting underwriting discounts and commissions and other offering costs of $3.0 million. The shares began trading on the Nasdaq Global Select Market on June 21, 2018. Upon the closing of the IPO, all of the Company’s outstanding shares of convertible preferred stock automatically converted into 20,306,497 shares of common stock at the applicable conversion ratio.

The Company is also authorized to issue 10 million shares of undesignated preferred stock, par value $0.01, in one or more series. As of September 30, 2018, no shares of preferred stock were issued or outstanding.

Liquidity and capital resources

As of September 30, 2018, the Company had cash and cash equivalents of $165.6 million which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board (“FASB”), or other standard setting bodies and adopted by the Company as of the specified effective date. Unless otherwise discussed, the impact of recently issued standards that are not yet effective will not have a material impact on the Company’s financial statements upon adoption. Under the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), the Company meets the definition of an emerging growth company, and has elected the extended transition period for complying with new or revised accounting standards, which delays the adoption of these accounting standards until they would apply to private companies.

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

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Prospectus. There have been no material changes to the significant accounting policies during the period ended September 30, 2018.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases (“ASU 2016‑02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short‑term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for the Company beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016‑02 may have on its financial statements.

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

	As of	As of
	September 30,	December 31,
	2018	2017
Cash and cash equivalents	$165,578	$92,136
Short-term and long-term restricted cash	491	473
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$166,069	$92,609

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017
Prepaid clinical	$173	$1,718
Prepaid insurance	791	137
Other prepaid expenses and current assets	205	105
Total prepaid expenses and other current assets	$1,169	$1,960

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017
Employee-related expenses	$2,056	$1,435
Development costs and sponsored research	1,805	737
Clinical trials	2,282	69
Other	322	594
Total accrued expenses and other current liabilities	$6,465	$2,835

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), focused on the research and discovery of small molecules that modulate NMDArs. The collaboration is supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. Under the terms of the agreement, the RCA will terminate upon the earlier of a predetermined anniversary of the RCA or on the date on which Allergan exercises three options to acquire molecules from a pool of eligible compounds. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a predefined set of indications. For the nine months ended September 30, 2018, the Company recognized the $1.0 million non-refundable milestone payment within collaboration and grant revenue in the statements of operations as there were no remaining performance obligations associated with the optioned compound.

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

During the three months ended September 30, 2018 and 2017, the Company recorded expenses of $1.9 million and $1.9 million, respectively, for certain development activities in accordance with the terms of the RCA of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.9 million and $1.0 million during the three months ended September 30, 2018 and 2017, respectively. During the nine months ended September 30, 2018 and 2017, the Company recorded expenses of $5.8 million and $5.8 million, respectively, for certain development activities in accordance with the terms of the RCA of which 50% was reimbursed by Allergan. The Company received reimbursements of $2.9 and $2.9 million during the nine months ended September 30, 2018 and 2017, respectively. Such reimbursements were reported within collaboration and grant revenue in the statements of operations.

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

Assets measured at fair value as of September 30, 2018 are as follows (in thousands):

	September 30,
	2018	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$163,705	$163,705	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	67	67	—	—
	$164,024	$164,024	$—	$—

Assets measured at fair value as of December 31, 2017 are as follows (in thousands):

	December 31,
	2017	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$89,553	$89,553	$—	$—
Money market funds, included in other assets	317	317	—	—
	$89,870	$89,870	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2018	2017
Computer software and equipment	$15	$15
Office equipment and furniture	160	92
Laboratory equipment	1,571	1,529
Leasehold improvements	1,051	748
Construction in progress	—	22
Less accumulated depreciation	(984)	(590)
Property and equipment, net	$1,813	$1,816

Depreciation expense was $0.1 million for each of the three months ended September 30, 2018 and 2017, and $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2017, respectively.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The number of shares available for grant under the Company’s 2018  Plan as of September 30, 2018 was 3,878,940, which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

Stock‑based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying statements of operations relating to both stock options and restricted stock awards for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Research and development	$242	$91	$616	$233
General and administrative	478	151	1,368	420
Total stock‑based compensation expense	$720	$242	$1,984	$653

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2017	1,498	$2.48	8.93	$4,146
Granted	2,443	9.95
Exercised	1	1.82
Forfeited and canceled	(5)	2.77
Outstanding, September 30, 2018	3,937	$7.07	8.94	$86,148
Vested and expected to vest at September 30, 2018	3,937	$7.07	8.94	$86,148
Exercisable at September 30, 2018	702	$2.28	8.08	$18,739

During the nine months ended September 30, 2018 and 2017, the Company granted 2.4 million and 1.2 million stock options, respectively and these options had a weighted-average grant-date fair value of $9.95 and $2.59 per share, respectively. As of September 30, 2018, there was $15.3 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.16 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

Non-cash restricted stock award expense recognized in the accompanying statements of operations was $0.1 million for each of the three months ended September 30, 2018 and 2017 and $0.3 million for each of the nine months ended September 30, 2018 and 2017. The total fair value of shares that vested in the nine months ended September 30, 2018 was $1.4 million. At September 30, 2018, there was $0.3 million of unrecognized compensation cost related to 268,000 unvested restricted stock awards that will be recognized as expense over a weighted-average period of 0.91 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Numerator:
Net loss attributable to common stockholders	$(14,181)	$(8,145)	$(39,188)	$(24,842)
Denominator:
Weighted-average common shares outstanding—basic and diluted	33,191	5,232	15,789	5,159
Net loss per share attributable to common stockholders—basic and diluted	$(0.43)	$(1.56)	$(2.48)	$(4.82)

The following common stock equivalents outstanding as of September 30, 2018 and 2017, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive (in thousands):

	As of September 30,
	2018	2017
Series A-1 convertible preferred stock	—	5,502
Series A-2 convertible preferred stock	—	6,288
Stock options issued and outstanding	3,937	1,497
Unvested restricted stock	268	655
Total	4,205	13,942

9.         Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2018 and December 31, 2017.

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“TCJA”). The TCJA makes significant changes in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a reduction of the amount of the orphan drug credit. As a result of the TCJA, the Company remeasured its ending deferred tax assets and liabilities at December 31, 2017 to the newly enacted U.S. federal corporate tax rate of 21%. The Company recognized the provisional tax impacts related to the remeasurement of the deferred tax assets and liabilities pursuant to SEC Staff Accounting Bulletin No. 118 and included these amounts in its financial statements for the year ended December 31, 2017. The Company did not record any adjustments to this provisional amount during the period ended September 30, 2018 and will continue to analyze and refine its calculations related to the remeasurement as the impact of TCJA is finalized.

10.         Commitments and contingencies

Contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of September 30, 2018.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2018. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

On July 18, 2018, the Company entered into a sublease agreement for additional office space adjacent to the Company’s existing headquarters in Evanston, Illinois, totaling approximately 6,172 square feet. The term of the lease commenced on July 18, 2018 and continues through September 30, 2022. The total aggregate estimated base rent payments over the term of the sublease approximate $0.9 million.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended September 30, 2018 and 2017, and $0.5 million for each of the nine months ended September 30, 2018 and 2017.

11.         Related party transactions

The Company received consulting services from PharmaKey, LLC (“PharmaKey”) during the three and nine months ended September 30, 2018 and 2017, where the Company’s Chief Development Officer is founder, owner, chairman, and former president. The transactions engaged between the Company and PharmaKey have been reviewed and approved by the Company’s Board of Directors and transacted on an arm’s length basis. As of September 30, 2018, the Company had a balance of approximately $1,000 recorded within accounts payable. The Company incurred consulting services from PharmaKey totaling approximately $1,000 and $34,000 for the three months ended September 30, 2018 and 2017, respectively, and approximately $13,000 and $76,000 for the nine months ended September 30, 2018 and 2017, respectively, which are included within research and development expenses in the statements of operations.

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

We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform. We are currently studying our most advanced product candidate, NYX-2925, in two Phase 2 studies in chronic pain. The first is in subjects with painful diabetic peripheral neuropathy, or DPN, and the second is in subjects with fibromyalgia. We expect to report top-line data from these studies early in the first quarter of 2019. Our second product candidate, NYX-783, has been evaluated in Phase 1 clinical development. We intend to develop NYX-783 for the treatment of post-traumatic stress disorder, or PTSD, and plan to report data from a Phase 2 clinical study in the second half of 2019. We are currently evaluating the safety and tolerability of our third product candidate, NYX-458, in a Phase 1 study, which we expect to complete in the first half of 2019. We intend to develop NYX-458 for the treatment of cognitive impairment associated with Parkinson's disease.

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our revenue has been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. From our inception through September 30, 2018, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock and $117.8 million of gross proceeds from our IPO. Our net losses were $32.1 million and $15.5 million for the years ended December 31, 2017 and 2016, and $39.2 million and $24.8 million for the nine months ended September 30, 2018 and 2017, respectively. As of September 30, 2018, we had an accumulated deficit of $91.4 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

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

•	costs related to acquiring and maintaining preclinical and clinical study materials and facilities;
•	costs related to compliance with regulatory requirements; and
•	costs related to salaries, bonuses, and other compensation for employees in research and development functions.

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

•	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
•	clinical study enrollment rate;
•	clinical study design;
•	the manufacturing of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	significant and changing government regulation;
•	the timing and receipt of any regulatory approvals; and
•	the risks disclosed in the section entitled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of operations

Comparison of the three months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2017 (in thousands):

	Three months
	ended September 30,		Increase
	2018	2017	(Decrease)
Collaboration and grant revenue	$943	$1,205	$(262)
Operating expenses:
Research and development	11,950	8,067	3,883
General and administrative	3,782	1,318	2,464
Total operating expenses	15,732	9,385	6,347
Loss from operations	(14,789)	(8,180)	6,609
Other income	608	35	573
Net loss and comprehensive loss	$(14,181)	$(8,145)	$6,036

Collaboration and grant revenue

Revenue was $0.9 million for the three months ended September 30, 2018, compared to $1.2 million for the three months ended September 30, 2017. The decrease of $0.3 million was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government as our outstanding grants were completed in the first half of 2018, and accordingly, we did not generate  any grant-related revenues for the three months ending September 30, 2018.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2018 and 2017 (in thousands):

	Three months
	ended September 30,		Increase
	2018	2017	(Decrease)
NYX-2925	$5,791	$2,392	$3,399
NYX-783	360	604	(244)
NYX-458	867	336	531
Preclinical research and discovery programs	1,710	2,077	(367)
Personnel and related costs	3,222	2,658	564
Total research and development expenses	$11,950	$8,067	$3,883

Research and development expenses were $12.0 million for the three months ended September 30, 2018, compared to $8.1 million for the three months ended September 30, 2017. The increase of $3.9 million was primarily due to the following:

•

approximately $3.4 million increase for clinical, regulatory, and drug product costs related to NYX-2925, including the ongoing Phase 2 clinical study in subjects with painful DPN, the ongoing exploratory clinical study in subjects with fibromyalgia and two Phase 1 target pathway clinical studies that commenced in early 2018;

•	approximately $0.2 million decrease for clinical costs related to our Phase 1 clinical study of NYX-783 for the treatment of PTSD;
•	approximately $0.5 million increase for Phase 1 clinical study costs related to ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;

•	approximately $0.4 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $0.6 million increase for costs related to employee compensation and related support, including $0.2 million of additional stock-based compensation expense, due to increased headcount.

General and administrative expenses

General and administrative expenses were $3.8 million for the three months ended September 30, 2018, compared to $1.3 million for the three months ended September 30, 2017. The increase of $2.5 million was primarily driven by $0.9 million for increased costs related to employee compensation, including $0.3 million of additional stock-based compensation expense, due to increased headcount, and $1.5 million of increased professional fees to support ongoing business operations and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $0.6 million of other income for the three months ended September 30, 2018, compared to less than $0.1 million for the three months ended September 30, 2017. This was due to increased interest income earned on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2018 and 2017

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months
	ended September 30,		Increase
	2018	2017	(Decrease)
Collaboration and grant revenue	$5,535	$3,778	$1,757
Operating expenses:
Research and development	37,860	24,930	12,930
General and administrative	7,853	3,819	4,034
Total operating expenses	45,713	28,749	16,964
Loss from operations	(40,178)	(24,971)	15,207
Other income	990	129	861
Net loss and comprehensive loss	$(39,188)	$(24,842)	$14,346

Collaboration and grant revenue

Revenue was $5.5 million for the nine months ended September 30, 2018, compared to $3.8 million for the nine months ended September 30, 2017. The net increase of $1.8 million was primarily the result of the following changes:

•

approximately $0.8 million increase reflecting incremental work performed under our research and development grants from the U.S. government associated with preclinical studies towards NYX-458. We do not expect to generate significant grant revenues in the future; and

•	$1.0 million increase due to Allergan’s exercise of its option in May 2018 to acquire exclusive rights to develop and commercialize AGN-241751.

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months
	ended September 30,		Increase
	2018	2017	(Decrease)
NYX-2925	$17,355	$8,091	$9,264
NYX-783	2,654	2,501	153
NYX-458	2,385	940	1,445
Preclinical research and discovery programs	5,804	5,645	159
Personnel and related costs	9,662	7,753	1,909
Total research and development expenses	$37,860	$24,930	$12,930

Research and development expenses were $37.9 million for the nine months ended September 30, 2018, compared to $24.9 million for the nine months ended September 30, 2017. The increase of $12.9 million was primarily due to the following:

•

approximately $9.3 million increase for clinical, regulatory, and drug product costs related to our advancement of NYX-2925, including ongoing enrollment in our Phase 2 clinical study in subjects with painful DPN, ongoing enrollment in an exploratory clinical study in subjects with fibromyalgia, and two Phase 1 exploratory pharmacodynamic clinical studies that commenced in the first quarter of 2018;

•	approximately $0.2 million increase for clinical, regulatory, and drug product costs initiated in the fourth quarter of 2017 related to our Phase 1 clinical study of NYX-783 for the treatment of PTSD;
•

approximately $1.4 million increase for external research and development costs, IND-enabling activities, and Phase 1 clinical study costs initiated in the fourth quarter of 2017 related to ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;

•	approximately $0.2 million increase for costs associated with our internal preclinical research efforts and sponsored research activities with academic institutions; and
•	approximately $1.9 million increase for costs related to employee compensation and related support, including $0.4 million of additional stock-based compensation expense, due to increased headcount.

General and administrative expenses

General and administrative expenses were $7.9 million for the nine months ended September 30, 2018, compared to $3.8 million for the nine months ended September 30, 2017. The increase of $4.0 million was primarily driven by $2.2 million for increased costs related to employee compensation, including $0.9 million of additional stock-based compensation expense, due to increased headcount and $1.6 million of increased professional fees spent to support ongoing business operations and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $1.0 million of other income for the nine months ended September 30, 2018, compared to $0.1 million for the nine months ended September 30, 2017. This was due to increased interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through September 30, 2018, we have incurred significant operating losses. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. There are no repayment or royalty obligations with respect to such grants.

On June 25, 2018, we completed an initial public offering, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

As of September 30, 2018, we had cash and cash equivalents of $165.6 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our initial public offering, we have incurred, and expect to incur,  additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2018 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine months
	ended September 30,
	2018	2017
Net cash provided by (used in):
Operating activities	$(32,465)	$(24,336)
Investing activities	(391)	(1,338)
Financing activities	106,316	39,979
Net increase in cash, cash equivalents and restricted cash	$73,460	$14,305

Operating activities

During the nine months ended September 30, 2018, our cash used in operating activities was primarily due to our net loss of $39.2 million as we incurred increased external research and development costs with our clinical studies during the nine months ended September 30, 2018 and increased general and administrative costs, partially offset by non-cash charges of $2.3 million, consisting primarily of $2.0 million in stock-based compensation and $0.3 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $1.0 million decrease in accounts receivable,  prepaid expenses and other current assets, and accounts payable partially offset by a $4.0 million increase in accrued expenses.

During the nine months ended September 30, 2017, our cash used in operating activities was primarily due to our net loss of $24.8 million, partially offset by non-cash charges of $0.9 million, consisting primarily of $0.7 million in stock-based compensation and $0.2 million in depreciation and amortization. Net cash used in changes in our operating assets and liabilities consisted of a $1.5 million use of cash driven by increases in prepaid expenses and other current assets and accounts receivable, and decreases in accrued expenses and other current liabilities, partially offset by a $1.1 million increase in accounts payable and other liabilities.

Investing activities

Net cash used in investing activities was $0.4 million during the nine months ended September 30, 2018, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Net cash used in investing activities was $1.3 million during the nine months ended September 30, 2017, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities was $106.3 million during the nine months ended September 30, 2018, consisting of $109.5 million of IPO proceeds, net of underwriting discounts and commissions, offset by $3.0 million of offering costs related to our IPO and additional costs of $0.2 million related to our series B financing that closed in December 2017.

Net cash provided by financing activities was $40.0 million during the nine months ended September 30, 2017, consisting of gross proceeds of $40.0 million received from the issuance of Series A-2 convertible preferred stock.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Prospectus, the notes to our audited financial statements appearing in the Prospectus and the notes to the financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. There were no material changes to our critical accounting policies through September 30, 2018 from those discussed in our Prospectus.

Recent accounting pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual obligations and other commitments

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands):

	Payments due by period
	Less than	1 to 3	3 to 5	More than
Contractual Obligations:	1 year	years	years	5 years	Total
Operating leases(1)(2)	$824	$1,738	$831	$—	$3,393
Total contractual obligations	$824	$1,738	$831	$—	$3,393

(1)	Operating leases include total future minimum rent payments under non-cancelable operating lease agreements.
(2)	This includes the sublease agreement that we entered into on July 18, 2018 (see Note 10 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q).

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. As of September 30, 2018, we had cash and cash equivalents of $165.6 million, primarily comprised of money market mutual funds consisting of U.S. government-backed securities. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. The primary objectives of our investment activities are to preserve principal, provide liquidity, and maximize income without significantly increasing risk. Due to the short-term duration of our investment portfolio and the low risk profile of our investments, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our portfolio.

We occasionally contract with vendors globally. We may be subject to fluctuations in foreign currency rates in connection with certain of these agreements. Transactions denominated in currencies other than the United States dollar are recorded based on exchange rates at the time such transactions arise. We have not engaged in the hedging of our foreign currency transactions to date. As of September 30, 2018, substantially all of our total liabilities were denominated in the United States dollar. We therefore believe that the risk of a significant impact on our operating income from foreign currency fluctuations is not substantial.

Inflation generally affects us by increasing our cost of labor. We do not believe that inflation had a material effect on our business, financial condition or results of operations during the nine months ended September 30, 2018 and September 30, 2017.

Item 4. Controls and Procedures.

The Company has established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2018.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2018, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

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

We have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock and our initial public offering. From our inception through September 30, 2018, we have received net proceeds of $267.6 million from such transactions. As of September 30, 2018, our cash and cash equivalents were $165.6 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $91.4 million as of September 30, 2018.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates and we do not know when, or if, we will do so. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, our current or future product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to:

•	successfully completing preclinical and clinical development of our product candidates;
•	identifying, assessing, and/or developing new product candidates from our discovery platform;
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

As of September 30, 2018, our cash and cash equivalents were $165.6 million. Based on our current plans, we expect that our existing cash and cash equivalents will be sufficient to fund our operations through the first half of 2020. We will require additional funding to advance NYX-2925 through Phase 3 clinical studies. Our ability to secure this additional funding may be adversely impacted by negative or ambiguous results in our Phase 2 clinical development of NYX-2925, our Phase 1 clinical development of NYX-783, or our Phase 1 study of NYX-458.

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

We are at an early stage of development of the product candidates currently in our pipeline and are continuing to discover additional potential product candidates leveraging our discovery platform. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery platform and our product candidates, including conducting multiple preclinical and clinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful preclinical and clinical development, regulatory approval, and commercialization of our lead product candidates, NYX‑2925 which is in Phase 2 clinical development, NYX‑783, which has been evaluated in a Phase 1 clinical study, and NYX-458, which is in Phase 1 clinical development. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. NYX‑2925, NYX‑783, and NYX‑458 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence their commercialization. Further, we cannot be certain that any of our product candidates will be successful in clinical studies.

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

Even if we receive regulatory approval to market any of our product candidates, we cannot assure you that any such product candidate will be successfully commercialized, widely accepted in the marketplace, or more effective than other commercially available alternatives.

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

The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Many chronic pain therapies have been recognized as drugs of abuse and require REMS. While NYX‑2925 has been well tolerated in clinical studies to date and has shown low abuse potential in preclinical drug discrimination and abuse liability studies, the FDA may still determine that NYX‑2925 requires a REMS program. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Companies that we are aware are developing or commercializing NMDAr-targeted therapies include companies with significant financial and/or scientific resources, such as Adamas Pharmaceuticals Inc., Allergan plc, AmKor Pharma, Inc., Avanir Pharmaceuticals Inc., Axsome Therapeutics, Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cadent Therapeutics, Inc., Cerecor Inc., Eli Lilly and Company, Genentech Inc., Immune Pharmaceuticals Inc., Intra-Cellular Therapies, Inc., Janssen Pharmaceuticals, Inc., NeuroRx, Inc., NeuroOp, Inc., Newron Pharmaceuticals S.p.A., Osmotica Pharmaceuticals US LLC, Otonomy, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., UCB S.A., and Vistagen Therapeutics, Inc.

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

We do not have the ability to independently conduct clinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical studies on our product candidates. For example, we have entered into a sponsored research agreement with Northwestern University through which Northwestern University furnishes the laboratory facilities and equipment necessary to conduct certain research projects and related clinical studies. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical studies. We rely heavily on these parties for execution of clinical studies for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing, and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

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

If any of our relationships with these third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs. For example, the sponsored research agreement with Northwestern University may be terminated by either party upon 60 days’ written notice to the other party. If our collaboration is delayed or terminated or our ability to continue to use the current research space is terminated as a result of conflicts of interest, we may not be able to continue our planned research projects and related clinical studies on the expected timeline and may need to spend significant time and efforts to secure alternative lab facilities and equipment. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, any clinical studies such CROs are associated with may be extended, delayed, or terminated, and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, we believe that our financial results and the commercial prospects for our product candidates in the subject indication would be harmed, our costs could increase and our ability to generate revenue could be delayed.

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

If we breach any of the agreements under which we license rights, we could lose license rights that are important to our business. For example, in connection with Allergan’s acquisition of Naurex, we entered into a license agreement with Allergan, pursuant to which, among other things, Allergan granted us a non-exclusive license to certain intellectual property rights retained by Allergan in connection with such acquisition. In addition, we are party to a sublicense agreement with Allergan, pursuant to which Allergan granted us a sublicense for certain intellectual property rights that Allergan licenses from Northwestern University. We may also need to obtain additional licenses to advance the development and commercialization of other product candidates we may develop. Our existing sublicense agreement with Northwestern University imposes, and we expect that future license agreements will impose upon us various development and commercial diligence obligations, payment of milestones and/or royalties and other obligations. If we fail to comply with our obligations under certain of these agreements, we may be liable for damages, and the licensor may have the right to terminate the license, in which event we would not be able to develop, market, or otherwise commercialize products covered by the license. Our business could suffer, for example, if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms.

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

In addition, 8,132,506 shares of common stock as of September 30, 2018 that are either subject to outstanding options or reserved for future issuance under our equity incentive plans will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.

The holders of approximately 20,306,497 shares of our common stock as of September 30, 2018 will be entitled to rights with respect to the registration of their shares under the Securities Act, subject to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.

Our executive officers, directors, principal stockholders, and their affiliates, including investment funds affiliated with Bain Capital Life Sciences, Adams Street, New Leaf Ventures, Longitude, and Frazier, beneficially held, as of

September 30, 2018, in the aggregate of approximately 60% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. The concentration of voting power among these stockholders may have an adverse effect on the price of our common stock. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

None.

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

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, were approximately $106.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $3.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliates.

As of September 30, 2018, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in cash and cash equivalents. As described in the Prospectus, we expect to use the net proceeds from our IPO to fund our ongoing Phase 2 clinical studies of NYX-2925 through completion, to advance NYX-783 through completion of  Phase 1 clinical development and our planned Phase 2 clinical study, to advance NYX-458 for the treatment of Parkinson’s disease cognitive impairment through completion of Phase 1 clinical development and into our planned Phase 2 clinical study, and to explore NMDAr-dependent biomarkers and develop any additional product candidates.

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

APTINYX INC.

Date: November 13, 2018	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: November 13, 2018	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)