Form 10-Q
period 2019-03-31
Aptinyx Inc.
filed 2019-05-14
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑38535

Aptinyx Inc.

(Exact name of registrant as specified in its charter)

Delaware	47‑4626057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act).    Yes  ☐    No  ☒

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	APTX	The Nasdaq Global Select Market

As of May 14, 2019, the registrant had 33,562,211 shares of common stock, $0.01 par value per share, outstanding.

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

•	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance and clinical utility of NYX‑2925, NYX-783, NYX‑458, and any future product candidates we may develop, if approved;
•	the pricing and reimbursement of NYX‑2925, NYX‑783, NYX‑458, and any future product candidates we may develop, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;

•	our financial performance;
•	our expectations related to the use of our cash reserves;
•	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
•	the use of proceeds from our initial public offering;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act; and
•	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report filed with the Securities and Exchange Commission, or the SEC, on March 21, 2019, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(In thousands, except per share data)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$136,580	$150,637
Restricted cash	252	252
Accounts receivable	415	578
Prepaid expenses and other current assets	1,518	1,784
Total current assets	138,765	153,251
Other assets	673	673
Property and equipment, net	1,555	1,690
Total assets	$140,993	$155,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,337	$1,889
Accrued expenses and other current liabilities	4,586	3,996
Total current liabilities	5,923	5,885
Other long-term liabilities	384	418
Total liabilities	$6,307	$6,303
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of March 31, 2019 and December 31, 2018, 33,437 and 33,341 issued and outstanding as of March 31, 2019 and December 31, 2018	334	333
Additional paid-in capital	256,601	254,516
Accumulated deficit	(122,249)	(105,538)
Total stockholders’ equity	$134,686	$149,311
Total liabilities and stockholders’ equity	$140,993	$155,614

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2018
Revenues:
Collaboration revenue	$890	$934
Grant revenue	—	1,530
Total revenues	890	2,464
Operating expenses:
Research and development	12,490	12,224
General and administrative	5,725	2,049
Total operating expenses	18,215	14,273
Loss from operations	(17,325)	(11,809)
Other income	614	137
Net loss and comprehensive loss	$(16,711)	$(11,672)
Net loss per share attributable to common stockholders, basic and diluted	$(0.50)	$(2.17)
Weighted-average number of common shares outstanding, basic and diluted	33,390	5,378

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(16,711)	$(11,672)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	117	103
Stock-based compensation expense	2,000	524
Changes in operating assets and liabilities:
Prepaid expenses and other assets	267	891
Accounts receivable	162	(904)
Accounts payable	(553)	1,028
Accrued expenses and other liabilities	575	594
Net cash used in operating activities	(14,143)	(9,436)
Cash flows from investing activities:
Purchases of property and equipment	—	(46)
Net cash used in investing activities	—	(46)
Cash flows from financing activities:
Payment of deferred offering costs	—	(72)
Payment of deferred issuance costs associated with Series B convertible preferred stock financing		(232)
Proceeds from stock options exercised	86	—
Net cash provided by (used in) financing activities	86	(304)
Net decrease in cash, cash equivalents and restricted cash	(14,057)	(9,786)
Cash, cash equivalents and restricted cash, at beginning of period	151,128	92,609
Cash, cash equivalents and restricted cash, at end of period	$137,071	$82,823
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment purchases not yet paid	$—	$93
Deferred initial public offering costs not yet paid	$—	$1,172

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands)

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at January 1, 2018	151,773	$22,650	173,453	$33,979	234,955	$69,757	5,342	$53	$12,486	$(52,257)	$(39,718)
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	73	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	524	—	524
Net loss	—	—	—	—	—	—	—	—	—	(11,672)	(11,672)
Balance at March 31, 2018	151,773	$22,650	173,453	$33,979	234,955	$69,757	5,415	$54	$13,009	$(63,929)	$(50,866)

Balance at January 1, 2019	—	$—	—	$—	—	$—	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	70	1	(1)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	2,000	—	2,000
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	26	—	86	—	86
Net loss	—	—	—	—	—	—	—	—	—	(16,711)	(16,711)
Balance at March 31, 2019	—	$—	—	$—	—	$—	33,437	$334	$256,601	$(122,249)	$134,686

See accompanying notes to the unaudited condensed financial statements

Aptinyx Inc.

Notes to Condensed Financial Statements

(Unaudited)

1.           Organization

Description of business

Aptinyx Inc. (the “Company” or “Aptinyx”) was incorporated in Delaware on June 24, 2015 and maintains its headquarters in Evanston, Illinois.

Aptinyx is a clinical‑stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. Aptinyx has a platform for discovering proprietary compounds that work through a novel mechanism: modulation of N‑methyl‑D‑aspartate receptors (“NMDAr”), which are vital to normal and effective brain and nervous system functions. This mechanism has applicability across numerous brain and nervous system disorders.

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

Liquidity and capital resources

As of March 31, 2019, the Company had cash and cash equivalents of $136.6 million which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 21, 2019.

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

Use of estimates

The condensed financial statements are prepared in conformity with GAAP. This process requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2019 with the exception of the following:

Revenue Recognition

Revenue is recognized in accordance with revenue recognition accounting guidance, which utilizes five steps to determine whether revenue can be recognized and to what extent: (i) identify the contract with a customer; (ii) identify the performance obligation(s); (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) determine the recognition period. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, Revenue from Contracts with Customers, the Company assesses the goods or services promised within each contract and determines those that are performance obligations and assesses whether each promised good or service is distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Significant judgments exercised by management include the identification of performance obligations, and whether such promised goods or services are considered distinct. The Company evaluates promised goods or services on a contract by contract basis to determine whether each promise represents a good or service that is distinct or has the same pattern of transfer as other promises. A promised good or service is considered distinct if the customer can benefit from the good or service independently of other goods/services either in the contract or that can be obtained elsewhere, without regard to contract exclusivity, and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contact. If the good or service is not considered distinct, the Company combines such promises and accounts for them as a single combined performance obligation.

Recently adopted accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC 605”), and creates a new topic, ASC 606, Revenue from Contracts with Customers. Through subsequent targeted amendments, the FASB issued additional ASUs that delayed the effective date of ASC 606 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, licensing, and other improvements and practical expedients. The Company adopted this new standard on January 1, 2019 using the modified retrospective transition method. The Company presents revenue from contracts with customers as collaboration revenue in the Company’s condensed statements of operations. The Company applied this new standard to all contracts with customers that were not complete as of the adoption date and has determined that no cumulative catch-up adjustment to accumulated deficit was required. See Note 4, “Research collaboration agreement with Allergan” for additional information regarding the Company’s single contract that falls within the scope of ASC 606.

The Company has determined that accounting for the Company’s various grant agreements is outside the scope of ASC 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. There are currently no grants outstanding in 2019. Since the accounting for government grants falls outside the scope of ASC 606, the Company has classified the grant income earned in 2018 separate and apart from revenue earned from contracts with customers in the Company’s condensed statements of operations.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on January 1, 2020. The Company has early adopted this new standard on January 1, 2019. The adoption did not have a material impact on the Company’s condensed financial statements.

Recently issued accounting pronouncement

In February 2016, the FASB issued ASU No. 2016‑02, Leases (“ASU 2016‑02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short‑term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for the Company beginning after December 15, 2019, and early adoption is permitted. The Company is currently evaluating the potential impact ASU 2016‑02 may have on its condensed financial statements.

3.           Supplemental financial information

Cash, cash equivalents and restricted cash

Cash and cash equivalents consist of cash and, if applicable, highly liquid investments with an original maturity of three months or less when purchased. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the balance sheets that sum to the total of the same such amounts shown in the condensed statements of cash flows (amounts in thousands).

	As of	As of
	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$136,580	$150,637
Short-term and long-term restricted cash	491	491
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$137,071	$151,128

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Prepaid clinical	$1,013	$728
Prepaid insurance	371	673
Other prepaid expenses and current assets	134	383
Total prepaid expenses and other current assets	$1,518	$1,784

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Employee-related expenses	$1,600	$2,043
Development costs and sponsored research	1,463	915
Clinical trials	620	607
Professional services	699	211
Other	204	220
Total accrued expenses and other current liabilities	$4,586	$3,996

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

The Company concluded that Allergan meets the definition of a customer, and therefore concluded that the RCA represents a contract with a customer that falls within the scope of ASC 606.

Performance obligations

The Company identified the following promised goods or services within the RCA:

•

Research Licenses – the Company provides access to exclusive licenses under all of the Company’s NMDAr technologies, during the research term for the sole purpose of conducting research and development activities. Historically, the Company’s license have held no value to the customer on a standalone basis, as the research compounds were in the early discovery phase and required the Company’s expertise for further development. Accordingly, the Research Licenses are not considered distinct.

•

Research and Development Services – the Company provides research and development services that are performed on behalf of, or with, Allergan. As discussed within Research Licenses above, the Company’s licenses have historically held no value without the specialized research and development services. As the Company generally only provides research and development services for internally generated small molecules that modulate NMDArs which require a license to be utilized by a third party, the Research and Development Services are not considered distinct.
•

Joint Steering Committee – the Company actively participates in a joint steering committee, which allows the Company and its collaboration partner to direct the progression and prioritization of the joint discovery programs. As the steering committee would not occur or benefit the customer without the use of the Research Licenses and the related Research and Development Services, and given the Company’s proprietary knowledge of the Research Licenses and the NMDAr technologies, this is not considered distinct.

The Company also evaluated whether the option granted to the customer to acquire additional goods or services represented a material right at contract inception. Upon exercise, the Company is obligated to transfer control of all underlying intellectual property to Allergan, after which the Company has no further interest in, or continuing involvement with, such optioned compound. The Company evaluated the customer options for material rights, that is, whether the option was to acquire additional goods or services for free or at a discount, and concluded that the options are priced, at contract inception, at standalone selling price. Consequently, the customer options do not represent a performance obligation at the outset of the arragenment since they are contingent upon the option exercise which is outside of the Company’s control.

The Company has concluded that there is a single combined performance obligation (comprised of the Research Licenses, Research and Development Services and participation on the Joint Steering Committee) which is satisfied over time, as the research and development services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or any future options exercised are not considered a performance obligation until the time of option exercise.

Transaction Price

The RCA includes both fixed and variable consideration. Fixed payments, such as contractually defined fees per full-time employee (“FTE”), are included in the transaction price at contract inception, while variable consideration, such as reimbursement for Research and Development Services, are estimated and then evaluated for constraints upon inception of the contract and evaluated on a quarterly basis thereafter. Research and Development Services are updated for actual invoices. There were no capitalized costs associated with obtaining the contract.

The Company concluded that it will use an input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company uses fixed FTE efforts and variable out-of-pocket costs as actual costs incurred relative to the annual budget research plan measure progress towards fulfillment of the performance obligation. An input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Company does not anticipate significant changes as the research plan is reviewed and adjusted annually and approved by the JSC. There are no significant financing components in the contract.

The Company has determined that the option fee is representative of standalone selling price and concluded that it will recognize revenue for the option fee at a point in time, on the date of exercise, due to the significant uncertainty of whether or not Allergan would exercise the option. The Company recognizes the option fee at a point in time because control of the underlying intellectual property transfers to the customer, and the customer is able to use and benefit from the license.  The Company has no further rights, interests or remaining performance obligations associated with any optioned compound, once exercised.

During the three months ended March 31, 2019 and 2018, the Company recorded expenses of $1.8 million and $1.9 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.9 million and $0.9 million during the three months ended March 31, 2019 and 2018, respectively. Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivables as of both March 31, 2019 and December 31, 2018 relate to amounts owed by Allergan under the RCA.

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

Assets measured at fair value as of March 31, 2019 are as follows (in thousands):

	March 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$135,764	$135,764	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$136,255	$136,255	$—	$—

Assets measured at fair value as of December 31, 2018 are as follows (in thousands):

	December 31,
	2018	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$150,151	$150,151	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$150,642	$150,642	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2019	2018
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,571	1,571
Leasehold improvements	1,051	1,051
Construction in progress	—	—
Less accumulated depreciation	(1,258)	(1,123)
Property and equipment, net	$1,555	$1,690

Depreciation expense was $0.1 million for each of the three months ended March 31, 2019 and 2018, respectively.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2019, 1,341,436 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of March 31, 2019 was 4,484,078 which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

Stock‑based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to both stock options and restricted stock awards for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three months ended
	March 31,
	2019	2018
Research and development	$421	$132
General and administrative	1,579	392
Total stock‑based compensation expense	$2,000	$524

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2018	3,959	$7.46	8.79	$35,984
Granted	1,004	18.76
Exercised	(26)	3.28
Forfeited and canceled	(327)	10.33
Outstanding, March 31, 2019	4,610	$9.74	8.56	$—
Vested and expected to vest at March 31, 2019	4,610	$9.74	8.56	$—
Exercisable at March 31, 2019	1,370	$3.44	7.40	$—

During the three months ended March 31, 2019 and 2018, the Company granted 1.0 million and  1.8 million stock options, respectively and these options had a weighted-average grant-date fair value of $12.60 and $3.59 per share, respectively. The weighted-average grant-date fair value of options granted during the three months ended March 31, 2019, was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2019 were similar to those as described in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC. As of March 31, 2019, there was $24.7 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.41 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was $0.1 million for each of the three months ended March 31, 2019 and 2018. The total fair value of shares that vested in the three months ended March 31, 2019 was $1.6 million. At March 31, 2019, there was $0.1 million of unrecognized compensation cost related to 103,748 unvested restricted stock awards that will be recognized as expense over a weighted-average period of 0.41 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2019 and 2018 (in thousands, except per share data):

	Three months ended
	March 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(16,711)	$(11,672)
Denominator:
Weighted-average common shares outstanding—basic and diluted	33,390	5,378
Net loss per share attributable to common stockholders—basic and diluted	$(0.50)	$(2.17)

The following common stock equivalents outstanding as of March 31, 2019 and 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive (in thousands):

	As of
	March 31,
	2019	2018
Series A-1 convertible preferred stock	—	5,502
Series A-2 convertible preferred stock	—	6,288
Series B convertible preferred stock	—	8,517
Stock options issued and outstanding	4,610	3,275
Unvested restricted stock	104	415
Total	4,714	23,997

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2019 and December 31, 2018.

10.         Commitments and contingencies

Contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March 31, 2019.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended March 31, 2019 and 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 21, 2019.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy  for our business and related financing, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

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

We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform. We currently have three wholly owned, clinical-stage product candidates in development for various CNS disorders. Each of our development-stage assets has unique pharmacological properties, including with regard to binding, NMDAr subtype selectivity, potency, and activity in preclinical behavioral models. These unique properties inform the identification of the indication(s) for which each product candidate is developed.

Our product candidate, NYX-2925, is a novel, oral NMDAr modulator that has demonstrated effects on central pain processing and pain alleviation in clinical studies. NYX-2925 is currently in Phase 2 clinical development as a treatment for chronic pain. We recently completed a Phase 2 study in patients with painful diabetic peripheral neuropathy, or DPN, and reported top-line results from this study in January 2019. In the total study population (N=300), the primary endpoint was not met; however, post hoc analysis revealed robust analgesic activity in a large sub-group of patients – patients with advanced DPN (i.e. ≥ 4 years since DPN diagnosis, N=127) – in which the preponderance of patients’ pain is most likely to be centrally mediated and addressed by the central mechanism of NYX-2925. The detailed analysis of the data from this study informs the future development of NYX-2925. We expect to initiate a Phase 2 study in a patient population with more advanced DPN in the second half of 2019. We are also studying NYX-2925 in an exploratory neuroimaging study in patients with fibromyalgia and we expect to complete this study and report data from it in the first half of 2019.

Our product candidate, NYX-783, is a novel, oral small-molecule NMDAr modulator currently in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. NYX-783 has demonstrated robust activity in preclinical models of psychiatric disorders as well as models of fear conditioning and extinction learning. Based on these preclinical data and its mechanism of action, we believe NYX-783 has the potential to address the underlying learning and memory dysfunction that underpins PTSD. We are currently evaluating NYX-783 in a 144-subject Phase 2 clinical study to assess its safety and efficacy in patients with PTSD. We expect to report data from this study in the first half of 2020.

Our product candidate, NYX-458, is a novel, oral small molecule NMDAr modulator in clinical development for the treatment of cognitive impairment associated with Parkinson’s disease. NYX-458 has exhibited marked effects on cognitive performance across a number of preclinical models. Recently we reported the results from studies in non-human primates in which NYX-458 was shown to improve cognitive deficits akin to those seen in patients with

Parkinson’s disease. In the studies, NYX-458 demonstrated rapid, robust, and long-lasting effects on attention, working memory, and cognitive flexibility, did not have any negative effects on motor symptoms, and did not interfere with the anti-parkinsonian effects of levodopa, the standard of care. We also recently reported positive results from a Phase 1 study in healthy human volunteers in which NYX-458 was safe and well tolerated with no serious adverse events. NYX-458 demonstrated a linear and predictable pharmacokinetic profile and was found to readily achieve CNS concentrations in line with concentrations of preclinically efficacious dose levels. In the second half of 2019, we expect to initiate a Phase 2 study in patients with Parkinson’s disease mild cognitive impairment.

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. We do not rely on these revenues to fund our operations, but they do offset a small portion of the costs associated with our early stage research and discovery efforts.

From our inception through March 31, 2019, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock and $117.8 million of gross proceeds from our initial public offering, or IPO. Our net losses were $53.3 million and $32.1 million for the years ended December 31, 2018 and 2017, respectively, and $16.7 million and $11.7 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $122.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we may need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc., prior to the spin-out of Aptinyx; and research and development grants from the U.S. government which have no repayment or royalty obligations.

Operating expenses

Research and development expenses

Research and development activities account for a significant portion of our operating expenses. We expense research and development costs as incurred. Research and development expenses consist of costs incurred in connection with the development of our product candidates, including:

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

•	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
•	clinical study enrollment rate;
•	clinical study design;
•	the manufacturing of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	significant and changing government regulation;
•	the timing and receipt of any regulatory approvals; and
•	the risks disclosed in the section entitled “Risk Factors” included in our Annual Report.

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

In the future, we expect that our general and administrative expenses will increase as we continue to support our research and development and the potential commercialization of our product candidates, if approved. We also anticipate that we will incur increased accounting, audit, legal, tax, regulatory, compliance, and director and officer insurance costs, as well as investor and public relations expenses associated with maintaining compliance with exchange listing and SEC requirements.

Other income

Other income consists primarily of the interest income earned on our cash and cash equivalents.

Results of operations

Comparison of the three months ended March 31, 2019 and 2018

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three months
	ended March 31,		Increase
	2019	2018	(Decrease)
Revenues:
Collaboration revenue	$890	$934	$(44)
Grant revenue	—	1,530	(1,530)
Total revenues	890	2,464	(1,574)
Operating expenses:
Research and development	12,490	12,224	266
General and administrative	5,725	2,049	3,676
Total operating expenses	18,215	14,273	3,942
Loss from operations	(17,325)	(11,809)	5,516
Other income	614	137	477
Net loss and comprehensive loss	$(16,711)	$(11,672)	$5,039

Collaboration revenue

Collaboration revenue was $0.9 million for the three months ended March 31, 2019 and 2018, respectively, and is attributable to the research collaboration with Allergan.

Grant revenue

The decrease of $1.5 million of grant revenue was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government as the activities underpinning our outstanding grants were completed in the first half of 2018, and accordingly, we did not generate  any grant-related revenues for the three months ending March 31, 2019.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2019 and 2018 (in thousands):

	Three months
	ended March 31,		Increase
	2019	2018	(Decrease)
NYX-2925	$2,694	$4,794	$(2,100)
NYX-783	2,353	1,430	923
NYX-458	1,599	1,002	597
Preclinical research and discovery programs	1,717	1,827	(110)
Personnel and related costs	4,127	3,171	956
Total research and development expenses	$12,490	$12,224	$266

Research and development expenses were $12.5 million for the three months ended March 31, 2019, compared to $12.2 million for the three months ended March 31,  2018. The increase of $0.3 million was primarily due to the following:

•

approximately $2.1 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in 2018, enrollment efforts for an exploratory clinical study in patients with fibromyalgia that is ongoing and expected to be completed in the first half of 2019, and  two Phase 1 exploratory pharmacodynamic clinical studies that commenced and completed in 2018;

•	approximately $0.9 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
•	approximately $0.6 million increase for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $0.1 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $1.0 million increase for costs related to employee compensation and related support, including $0.3 million of additional stock-based compensation expense.

General and administrative expenses

General and administrative expenses were $5.7 million for the three months ended March 31, 2019, compared to $2.0 million for the three months ended March 31,  2018. The increase of $3.7 million was primarily driven by $1.8 million for increased costs related to employee compensation, including $1.2 million of additional stock-based compensation expense, due to increased headcount, and $1.5 million of increased professional fees to support ongoing business operations, patent-related matters and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $0.6 million of other income for the three months ended March 31, 2019, compared to $0.1 million for the three months ended March 31,  2018. This was due to increased interest income earned on our cash and cash equivalents.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our initial public offering, we have incurred, and expect to incur,  additional costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	advance the clinical development of our lead product candidates;
•	continue the research and development of our preclinical product candidates;
•	seek to identify and develop additional product candidates;
•	maintain, expend, and protect our intellectual property portfolio; and
•	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2019 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2019 and 2018 (in thousands):

	Three months ended
	March 31,
	2019	2018
Net cash provided by (used in):
Operating activities	$(14,143)	$(9,436)
Investing activities	—	(46)
Financing activities	86	(304)
Net decrease in cash, cash equivalents and restricted cash	$(14,057)	$(9,786)

Operating activities

During the three months ended March 31, 2019, our cash used in operating activities was primarily due to our net loss of $16.7 million as we incurred increased external research and development costs with our clinical studies during the three months ended March 31, 2019 and increased general and administrative costs, partially offset by non-cash charges of $2.1 million, consisting primarily of $2.0 million in stock-based compensation and $0.1 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $1.0 million source of cash driven by decreases in accounts receivable and prepaid expenses and other assets, and by increases in  accrued expenses and other liabilities partially offset by a $0.6 million decrease in accounts payable.

During the three months ended March 31,  2018, our cash used in operating activities was primarily due to our net loss of $11.7 million, partially offset by non-cash charges of $0.6 million, consisting primarily of $0.5 million in stock-based compensation and $0.1 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $2.5 million source of cash driven by decreases in prepaid expenses and other assets,  and increases in accounts payable and accrued expenses and other liabilities, partially offset by a $0.9 million increase in accounts receivable.

Investing activities

There was no net cash used in investing activities during the three months ended March 31, 2019.

Net cash used in investing activities was $0.1 million during the three months ended March 31,  2018, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities was $0.1 million during the three months ended March 31, 2019, consisting of proceeds received from the exercise of stock options.

Net cash used in financing activities was $0.3 million during the three months ended March 31,  2018, consisting of payments of IPO offering costs and Series B preferred stock financing issuance costs.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through March 31, 2019 from those discussed in our Annual Report.

Recent accounting pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual obligations and other commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report.

There have been not been any material changes since December 31, 2018 to the Company’s contractual obligations and other commitments.

JOBS Act accounting election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We intend to rely on this exemption. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our initial public offering; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Off-balance sheet arrangements

We did not have during the periods presented, and we do not currently have, any off-balance sheet arrangements, as defined in the rules and regulations of the SEC.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information requested by this Item 3. Quantitative and Qualitative Disclosures about Market Risk is not applicable as we are electing scaled disclosure requirements available to smaller reporting companies with respect to this Item.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations discussed in this report should be read together with the risk factors contained in Item 1A of our Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds from our Public Offering of Common Stock

On June 25, 2018, we closed our IPO in which we issued and sold 6,399,999 shares of common stock at a public offering price of $16.00 per share, and issued an additional 959,999 shares of common stock at a price of $16.00 per share pursuant to the exercise of the underwriters’ over-allotment option. All of the shares of common stock issued and sold in our IPO were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (Registration No. 333-225150), which was declared effective by the SEC on June 20, 2018. J.P. Morgan, Cowen, Leerink, and BMO Capital Markets acted as joint book-running managers for the offering. The aggregate gross proceeds to us from our IPO, inclusive of the over-allotment exercise, were $117.8 million.

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

As of March 31, 2019, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in cash and cash equivalents. As described in our most recent Form 10-K filed with the SEC, we expect to use the net proceeds from our IPO to fund our ongoing development of NYX-2925 for the treatment of chronic pain, NYX-783 for the treatment of PTSD, NYX-458 for the treatment of Parkinson’s disease cognitive impairment, to explore NMDAr-dependent biomarkers, and to discover and develop additional product candidates from our discovery platform.

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

APTINYX INC.

Date: May 14, 2019	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: May 14, 2019	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)