Form 10-Q
period 2019-06-30
Aptinyx Inc.
filed 2019-08-12
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 8, 2019, the registrant had 33,664,070 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

•

the timing, progress, and results of preclinical studies and clinical trials for NYX‑2925, NYX‑783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, the period during which the results of the studies will become available, and our research and development programs;

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

•	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to retain and attract collaborators with research, development, regulatory, and commercialization expertise;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance and clinical utility of NYX‑2925, NYX-783, NYX‑458, and any future product candidates we may develop, if approved;
•	the pricing and reimbursement of NYX‑2925, NYX‑783, NYX‑458, and any future product candidates we may develop, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;
•	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;
•	our expectations related to the use of our cash reserves;

•	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
•	the use of proceeds from our initial public offering;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act; and
•	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, or Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(In thousands, except per share data)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$124,891	$150,637
Restricted cash	252	252
Accounts receivable	450	578
Prepaid expenses and other current assets	2,878	1,784
Total current assets	128,471	153,251
Other assets	239	673
Property and equipment, net	1,461	1,690
Total assets	$130,171	$155,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$834	$1,889
Accrued expenses and other current liabilities	3,944	3,996
Total current liabilities	4,778	5,885
Other long-term liabilities	347	418
Total liabilities	$5,125	$6,303
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of June 30, 2019 and December 31, 2018, 33,608 and 33,341 issued and outstanding as of June 30, 2019 and December 31, 2018	336	333
Additional paid-in capital	259,090	254,516
Accumulated deficit	(134,380)	(105,538)
Total stockholders’ equity	$125,046	$149,311
Total liabilities and stockholders’ equity	$130,171	$155,614

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	925	2,017	$1,815	$2,951
Grant revenue	—	111	—	1,642
Total revenues	$925	$2,128	1,815	4,593
Operating expenses:
Research and development	9,481	13,686	21,971	25,911
General and administrative	4,171	2,022	9,896	4,071
Total operating expenses	13,652	15,708	31,867	29,982
Loss from operations	(12,727)	(13,580)	(30,052)	(25,389)
Other income	596	245	1,210	382
Net loss and comprehensive loss	$(12,131)	$(13,335)	$(28,842)	$(25,007)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(1.83)	$(0.86)	$(3.95)
Weighted-average number of common shares outstanding, basic and diluted	33,493	7,275	33,442	6,332

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(28,842)	$(25,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	233	216
Stock-based compensation expense	4,325	1,264
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(530)	1,154
Accounts receivable	127	(90)
Accounts payable	(1,065)	109
Accrued expenses and other liabilities	(178)	2,144
Net cash used in operating activities	(25,930)	(20,210)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(322)
Net cash used in investing activities	(43)	(322)
Cash flows from financing activities:
Payment of deferred issuance costs associated with Series B convertible preferred stock financing	—	(232)
Proceeds from initial public offering, net of underwriters discounts	—	109,517
Proceeds from stock options exercised	251	—
Payment of deferred offering costs	(24)	(1,799)
Net cash provided by financing activities	227	107,486
Net (decrease) increase in cash, cash equivalents and restricted cash	(25,746)	86,954
Cash, cash equivalents and restricted cash, at beginning of period	151,128	92,609
Cash, cash equivalents and restricted cash, at end of period	$125,382	$179,563
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$104	$1,103

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands)

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at March 31, 2019	—	$—	—	$—	—	$—	33,437	$334	$256,601	$(122,249)	$134,686
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	69	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,325	—	2,325
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	102	1	165	—	166
Net loss	—	—	—	—	—	—	—	—	—	(12,131)	(12,131)
Balance at June 30, 2019	—	$—	—	$—	—	$—	33,608	$336	$259,090	$(134,380)	$125,046

Balance at March 31, 2018	151,773	$22,650	173,453	$39,979	234,955	$69,757	5,415	$54	$13,009	$(63,929)	$(50,866)
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	74	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	740	—	740
Conversion of preferred stock upon IPO	(151,773)	(22,650)	(173,453)	(39,979)	(234,955)	(69,757)	20,306	203	132,183	—	132,386
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $2,902	—	—	—	—	—	—	7,360	74	106,542	—	106,616
Net loss	—	—	—	—	—	—	—	—	—	(13,335)	(13,335)
Balance at June 30, 2018	—	$—	—	$—	—	$—	33,155	$332	$252,473	$(77,264)	$175,541

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2018	—	$—	—	$—	—	$—	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	139	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	4,325	—	4,325
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	128	1	251	—	252
Net loss	—	—	—	—	—	—	—	—	—	(28,842)	(28,842)
Balance at June 30, 2019	—	$—	—	$—	—	$—	33,608	$336	$259,090	$(134,380)	$125,046

Balance at December 31, 2017	151,773	$22,650	173,453	$39,979	234,955	$69,757	5,342	$53	$12,486	$(52,257)	$(39,718)
Issuance of common stock upon vesting of restricted stock awards	—	—	—	—	—	—	147	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	1,264	—	1,264
Conversion of preferred stock upon IPO	(151,773)	(22,650)	(173,453)	(39,979)	(234,955)	(69,757)	20,306	203	132,183	—	132,386
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $2,902	—	—	—	—	—	—	7,360	74	106,542	—	106,616
Net loss	—	—	—	—	—	—	—	—	—	(25,007)	(25,007)
Balance at June 30, 2018	—	$—	—	$—	—	$—	33,155	$332	$252,473	$(77,264)	$175,541

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

Liquidity and capital resources

As of June 30, 2019, the Company had cash and cash equivalents of $124.9 million which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the six months ended June 30, 2019 with the exception of the following:

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

The Company has determined that the accounting for the Company’s various grant agreements is outside the scope of ASC 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. There are currently no grants outstanding in 2019. Since the accounting for government grants falls outside the scope of ASC 606, the Company has classified the grant income earned in 2018 separate and apart from revenue earned from contracts with customers in the Company’s condensed statements of operations.

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

	As of	As of
	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$124,891	$150,637
Short-term and long-term restricted cash	491	491
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$125,382	$151,128

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Prepaid clinical	$2,060	$728
Prepaid insurance	68	673
Prepaid manufacturing costs	435	—
Other prepaid expenses and current assets	315	383
Total prepaid expenses and other current assets	$2,878	$1,784

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Employee-related expenses	$1,945	$2,043
Development costs and sponsored research	1,372	915
Clinical trials	167	607
Professional services	186	211
Other	274	220
Total accrued expenses and other current liabilities	$3,944	$3,996

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

The Company also evaluated whether the option granted to the customer to acquire additional goods or services represented a material right at contract inception. Upon exercise, the Company is obligated to transfer control of all intellectual property relating to the optioned compound to Allergan, after which the Company has no further interest in, or continuing involvement with, such optioned compound. The Company evaluated the customer options for material rights, that is, whether the option was to acquire additional goods or services for free or at a discount, and concluded that the options are priced, at contract inception, at standalone selling price. Consequently, the customer options do not represent a performance obligation at the outset of the arrangement since they are contingent upon the option exercise which is outside of the Company’s control.

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

During the three months ended June 30, 2019 and 2018, the Company recorded expenses of $1.8 million and $2.0 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.9 million and $1.0 million during the three months ended June 30, 2019 and 2018, respectively. During the six months ended June 30, 2019 and 2018, the Company recorded expenses of $3.6 million and $3.9 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of

$1.8 million and $2.0 million during the six months ended June 30, 2019 and 2018, respectively.Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivables as of both June 30, 2019 and December 31, 2018 relate to amounts owed by Allergan under the RCA. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a specific set of indications. For the three and six months ended June 30, 2018, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the condensed statements of operations as there were no remaining performance obligations associated with the optioned compound.

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

Assets measured at fair value as of June 30, 2019 are as follows (in thousands):

	June 30,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$123,860	$123,860	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$124,351	$124,351	$—	$—

Assets measured at fair value as of December 31, 2018 are as follows (in thousands):

	December 31,
	2018	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$150,151	$150,151	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$150,642	$150,642	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2019	2018
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,614	1,571
Leasehold improvements	1,051	1,051
Less accumulated depreciation	(1,395)	(1,123)
Property and equipment, net	$1,461	$1,690

Depreciation expense was $0.1 million for each of the three months ended June 30, 2019 and 2018, and $0.3 million for each of the six months ended June 30, 2019 and 2018.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2019, 1,341,346 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of June 30, 2019 was 2,930,199 which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

Stock‑based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to both stock options, restricted stock awards and restricted stock units for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Research and development	$944	$243	$1,365	$375
General and administrative	1,381	497	2,960	889
Total stock‑based compensation expense	$2,325	$740	$4,325	$1,264

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2018	3,959	$7.46	8.79	$35,984
Granted	1,425	14.33
Exercised	(128)	1.96
Forfeited and canceled	(380)	10.20
Outstanding, June 30, 2019	4,876	$9.40	8.69	$1,169
Vested and expected to vest at June 30, 2019	4,876	$9.40	8.69	$1,169
Exercisable at June 30, 2019	1,485	$3.73	8.08	$779

During the six months ended June 30, 2019 and 2018, the Company granted 1.4 million and 1.9 million stock options, respectively and these options had a weighted-average grant-date fair value of $9.41 and $3.92 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three and six months ended June 30, 2019 were similar to those as described in the Annual Report. As of June 30, 2019, there was $23.5 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 3.13 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was $0.1 million for each of the three months ended June 30, 2019 and 2018 and $0.2 million for each of the six months ended June 30, 2019 and 2018. The total fair value of shares that vested in the six months ended June 30, 2019 was $0.2 million. At June 30, 2019, there was $0.1 million of unrecognized compensation cost related to 56,021 unvested restricted stock awards that will be recognized as expense over a weighted-average period of 0.16 years.

Restricted stock units

In May 2019, the Company issued an aggegate of 1,183,400 shares of restricted stock units to employees.  The restricted stock units vest in two years from the date of grant.  The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.  There are no shares of common stock underlying restricted stock units outstanding as of June 30, 2019.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2018	-	$-
Issued	1,183	$3.63
Vested	-	-
Forfeited and canceled	-	-
Unvested as of June 30, 2019	1,183	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.3 million and $0.0 million for the three and six months ended June 30, 2019 and 2018, respectively.  At June 30, 2019, there was $4.0 million of unrecognized compensation related to 1,183,400 unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.88 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(12,131)	$(13,335)	$(28,842)	$(25,007)
Denominator:
Weighted-average common shares outstanding—basic and diluted	33,493	7,275	33,442	6,332
Net loss per share attributable to common stockholders—basic and diluted	$(0.36)	$(1.83)	$(0.86)	$(3.95)

The following common stock equivalents outstanding as of June 30, 2019 and 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive (in thousands):

	As of
	June 30,
	2019	2018
Stock options issued and outstanding	4,876	3,412
Unvested restricted stock	1,239	341
Total	6,115	3,753

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2019 and December 31, 2018.

10.         Commitments and contingencies

Contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of June 30, 2019.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to  $0.2 million for each of the three months ended June 30, 2019 and 2018 and $0.4 million and $0.3 million for the six months ended June 30, 2019 and 2018, respectively.

11.Subsequent Events

On July 1, 2019, the Company entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which the Company may issue and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of the date of these financial statements, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

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

We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform. We currently have three wholly owned, clinical-stage product candidates in development for various central nervous system, or CNS, disorders. Each of our development-stage assets has unique pharmacological properties, including with regard to binding, NMDAr subtype selectivity, potency, and activity in preclinical behavioral models. These unique properties inform the identification of the indication(s) for which each product candidate is developed.

Our product candidate, NYX-2925, is a novel, oral small-molecule NMDAr modulator that has demonstrated effects on biomarkers of pain processing as well as alleviation of pain and other symptoms in clinical studies. NYX-2925 is currently in Phase 2 clinical development as a treatment for chronic pain. In June 2019, we reported positive results from a 23-patient, sequential design, Phase 2 neuroimaging biomarker study in which NYX-2925 was shown to have statistically significant effects on pain-processing biomarkers and patient-reported measures of pain and other fibromyalgia symptoms. NYX-2925 has also been evaluated in a Phase 2 study in patients with painful diabetic peripheral neuropathy, or DPN. In the total study population (N=300), the primary endpoint was not met; however, a post-hoc sub-group analysis revealed robust analgesic activity in a large subset of patients—patients with advanced DPN (i.e. ≥ 4 years since DPN diagnosis, N=127)—in which the preponderance of patients' pain is most likely to be centrally mediated and addressed by the central mechanism of NYX-2925. Together, the effects on neuroimaging biomarkers and the robust analgesic effects observed in these two studies strongly support the continued development of NYX-2925 for centralized chronic pain conditions. In a Phase 1 single- and multiple-ascending dose study, NYX-2925 demonstrated a predictable and dose-dependent pharmacokinetic profile, acheiving CNS exposure levels in line with brain exposure shown with preclinically efficacious doses. Additionally, NYX-2925 has demonstrated effects on NMDA receptor-dependent pathways across two Phase 1 EEG studies in healthy volunteers. Across all clinical studies conducted with NYX-2925 to date, it has been safe and well tolerated with no drug-related serious adverse events reported. We expect to initiate one Phase 2 study in patients with advanced DPN and another Phase 2 study in patients with fibromyalgia in the second half of 2019.

Our product candidate, NYX-783, is a novel, oral, small-molecule NMDAr modulator currently in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. NYX-783 has demonstrated robust activity in preclinical models of psychiatric disorders as well as models of fear conditioning and extinction learning. Based on these preclinical data and its mechanism of action, we believe NYX-783 has the potential to address the underlying learning and memory dysfunction that underpins PTSD. In a Phase 1 study conducted in healthy volunteers, NYX-783 was shown to be safe and well tolerated with no related serious adverse events. In the same Phase 1 study, NYX-783 demonstrated a predictable, dose-dependent, linear pharmacokinetic profile, and also achieved CNS exposure levels in line with brain exposure shown with preclinically efficacious doses. We are currently evaluating NYX-783 in a 144-subject Phase 2 clinical study to assess its safety and efficacy in patients with PTSD. We expect to report data from this study in 2020.

Our product candidate, NYX-458, is a novel, oral, small-molecule NMDAr modulator in clinical development for the treatment of cognitive impairment associated with Parkinson’s disease. NYX-458 has exhibited marked effects on cognitive performance across a number of preclinical models. In studies conducted in non-human primates, NYX-458 has been shown to improve cognitive deficits akin to those seen in patients with Parkinson’s disease. In the studies, NYX-458 demonstrated rapid, robust, and long-lasting effects on attention, working memory, and cognitive flexibility, did not have any negative effects on motor symptoms, and did not interfere with the anti-parkinsonian effects of levodopa, the standard of care. In a Phase 1 study in healthy human volunteers NYX-458 was shown to be safe and well tolerated with no related serious adverse events. NYX-458 demonstrated a linear and predictable pharmacokinetic profile and was found to readily achieve CNS concentrations in line with concentrations of preclinically efficacious dose levels. In the second half of 2019, we expect to initiate a Phase 2 study in patients with Parkinson’s disease mild cognitive impairment.

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations.

From our inception through June 30, 2019, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock and $117.8 million of gross proceeds from our initial public offering, or IPO. See “Liquidity and capital resources.” Our net losses were $53.3 million and $32.1 million for the years ended December 31, 2018 and 2017, respectively, and $28.8 million and $25.0 million for the six months ended June 30, 2019 and 2018, respectively. As June 30, 2019, we had an accumulated deficit of $134.4 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we may need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the pace and results of our preclinical and clinical development efforts. We cannot assure that we will ever be profitable or generate positive cash flow from operating activities.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc. and research and development grants from the U.S. government which have no repayment or royalty obligations.

Operating expenses

Research and development  expenses

Research and development activities account for a significant portion of our operating expenses. We expense research and development costs as incurred. Research and development expenses consist of costs incurred in connection with the development of our product candidates, including:

•

fees paid to consultants, sponsored researchers, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, including in connection with our preclinical and clinical studies, and other related clinical study fees, such as for investigator grants, patient screening, laboratory work, clinical study database management, and statistical compilation and analysis;

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

•	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
•	clinical study enrollment rate;
•	clinical study design;
•	the manufacturing of our product candidates;
•	our ability to obtain, maintain, defend and enforce intellectual property protection for our product candidates;
•	significant and changing government regulation;
•

establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

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

Results of operations

Comparison of the three months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2018 (in thousands):

	Three months
	ended June 30,		Increase
	2019	2018	(Decrease)
Collaboration revenue	$925	$2,017	$(1,092)
Grant revenue	—	111	(111)
Total revenues	925	2,128	(1,203)
Operating expenses:
Research and development	9,481	13,686	(4,205)
General and administrative	4,171	2,022	2,149
Total operating expenses	13,652	15,708	(2,056)
Loss from operations	(12,727)	(13,580)	(853)
Other income	596	245	351
Net loss and comprehensive loss	$(12,131)	$(13,335)	$(1,204)

Collaboration revenue

Collaboration revenue was $0.9 million and $2.0 million for the three months ended June 30, 2019 and 2018, respectively, and is attributable to the research collaboration  with Allergan.  The decrease was predominately attributable to the $1.0 million associated with Allergan’s exercise of its option in May 2018 to acquire exclusive rights to develop and commercialize AGN-241751.

Grant revenue

The decrease of $0.1 million of grant revenue was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government as the activities underpinning our outstanding grants were completed in the first half of 2018, and accordingly, we did not generate any grant-related revenues for the three months ending June 30, 2019.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2019 and 2018 (in thousands):

	Three months
	ended June 30,		Increase
	2019	2018	(Decrease)
NYX-2925	$1,267	$6,769	$(5,502)
NYX-783	1,401	863	538
NYX-458	1,875	516	1,359
Preclinical research and discovery programs	1,378	2,266	(888)
Personnel and related costs	3,560	3,272	288
Total research and development expenses	$9,481	$13,686	$(4,205)

Research and development expenses were $9.5 million for the three months ended June 30, 2019, compared to $13.7 million for the three months ended June 30,  2018. The decrease of $4.2 million was primarily due to the following:

•

approximately $5.5 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in 2018 and enrollment efforts for our Phase 2 clinical study in patients with fibromyalgia completed in the first half of 2019, and two Phase 1 exploratory pharmacodynamic clinical studies that commenced and completed in 2018;

•	approximately $0.5 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
•	approximately $1.4 million increase for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $0.9 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $0.3 million increase for costs related to employee compensation and related support.

General and administrative expenses

General and administrative expenses were $4.2 million for the three months ended June 30, 2019, compared to $2.0 million for the three months ended June 30,  2018. The increase of $2.2 million was primarily driven by $1.2 million for increased costs related to employee compensation, including $0.9 million of additional non-cash stock-based compensation expense, due to increased headcount, and $0.9 million of increased professional fees and insurance costs to support ongoing business operations, patent-related matters, and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $0.6 million of other income for the three months ended June 30, 2019, compared to $0.2 million for the three months ended June 30,  2018. This was due to increased interest income earned on our cash and cash equivalents.

Comparison of the six months ended June 30, 2019 and 2018

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2018 (in thousands):

	Six months
	ended June 30,		Increase
	2019	2018	(Decrease)
Collaboration revenue	$1,815	$2,951	$(1,136)
Grant revenue	—	1,642	(1,642)
Total revenues	1,815	4,593	(2,778)
Operating expenses:
Research and development	21,971	25,911	(3,940)
General and administrative	9,896	4,071	5,825
Total operating expenses	31,867	29,982	1,885
Loss from operations	(30,052)	(25,389)	4,663
Other income	1,210	382	828
Net loss and comprehensive loss	$(28,842)	$(25,007)	$3,835

Collaboration revenue

Collaboration revenue was $1.8 million and $3.0 million for the six months ended June 30, 2019 and 2018, respectively, and is attributable to the research collaboration with Allergan. The decrease  was predominantly attributable to the $1.0 million associated with Allergan’s exercise of its option in May 2018 to acquire exclusive rights to develop and commercialize AGN-241751.

Grant revenue

The decrease of $1.6 million of grant revenue was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government as the activities underpinning our outstanding grants were completed in the first half of 2018, and accordingly, we did not generate any grant-related revenue for the six months ending June 30, 2019.

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2019 and 2018 (in thousands):

	Six months
	ended June 30,		Increase
	2019	2018	(Decrease)
NYX-2925	$3,962	$11,564	$(7,602)
NYX-783	3,753	2,294	1,459
NYX-458	3,474	1,518	1,956
Preclinical research and discovery programs	3,095	4,094	(999)
Personnel and related costs	7,687	6,441	1,246
Total research and development expenses	$21,971	$25,911	$(3,940)

Research and development expenses were $22.0 million for the six months ended June 30, 2019, compared to $25.9 million for the six months ended June 30,  2018. The decrease of $3.9 million was primarily due to the following:

•

approximately $7.6 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in

2018 and for our Phase 2 clinical study in patients with fibromyalgia in the first half of 2019, and two Phase 1 exploratory pharmacodynamic clinical studies that were commenced and completed in 2018;
•	approximately $1.5 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
•	approximately $2.0 million increase for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $1.0 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $1.2 million increase for costs related to employee compensation and related support.

General and administrative expenses

General and administrative expenses were $9.9 million for the six months ended June 30, 2019, compared to $4.1 million for the six months ended June 30,  2018. The increase of $5.8 million was primarily driven by $3.0 million for increased costs related to employee compensation, including $2.1 million of additional non-cash stock-based compensation expense, due to increased headcount, and $2.6 million of increased professional fees and insurance costs to support ongoing business operations, patent-related matters, and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $1.2 million of other income for the six months ended June 30, 2019, compared to $0.4 million for the six months ended June 30,  2018. This was due to increased interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through June 30, 2019, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, and our IPO. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

As of June 30, 2019, we had cash and cash equivalents of $124.9 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, product manufacturing, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	advance the clinical development of our lead product candidates;
•	continue to improve the manufacturing process for our product candidates; and manufacture clinical supplies as development progresses;
•	continue the research and development of our preclinical product candidates;
•	seek to identify and develop additional product candidates;

•	maintain, expend, and protect our intellectual property portfolio; and
•	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2019 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2019 and 2018 (in thousands):

	Six months ended
	June 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(25,930)	$(20,210)
Investing activities	(43)	(322)
Financing activities	227	107,486
Net increase (decrease) in cash, cash equivalents and restricted cash	$(25,746)	$86,954

Operating activities

During the six months ended June 30, 2019, our cash used in operating activities was primarily due to our net loss of $28.8 million as we incurred increased external research and development costs with our clinical studies during the six months ended June 30, 2019 and increased general and administrative costs, partially offset by non-cash charges of $4.5 million, consisting primarily of $4.3 million in non-cash stock-based compensation and $0.2 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $1.7 million use of cash driven by an increase in prepaid expenses and other current assets, and decreases in accounts payable and accrued expenses and other liabilities partially offset by a $0.1 million decrease in accounts receivable.

During the six months ended June 30, 2018, our cash used in operating activities was primarily due to our net loss of $25.0 million, partially offset by non-cash charges of $1.5 million, consisting primarily of $1.3 million in non-cash stock-based compensation and $0.2 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $3.4 million source of cash driven by decreases in prepaid expenses and other assets, and increases in accounts payable and accrued expenses and other liabilities, partially offset by a $0.1 million increase in accounts receivable.

Investing activities

Net cash used in investing activities was less than $0.1 million during the six months ended June 30, 2019, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Net cash used in investing activities was $0.3 million during the six months ended June 30, 2018, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities was $0.2 million during the six months ended June 30, 2019, consisting of proceeds received from the exercise of stock options.

Net cash used in financing activities was $107.5 million during the six months ended June 30, 2018, consisting of $109.5 million of IPO proceeds, net of underwriting discounts and commissions, offset by $2.9 million of offering costs related to our IPO of which $1.1 million had not been paid as of June 30, 2018 and additional costs of $0.2 million related to our Series B financing that closed in December 2017.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through June 30, 2019 from those discussed in our Annual Report.

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

JOBS Act accounting election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We intend to rely on this exemption. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will continue to remain an “emerging growth company” until the earliest of the following: (1) the last day of the fiscal year following the fifth anniversary of the date of the completion of our IPO; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

As of June 30, 2019, none of the net offering proceeds from the IPO had been used. We are holding the net proceeds from the IPO in cash and cash equivalents. As described in our Annual Report, we expect to use the net proceeds from our IPO to fund our ongoing development of NYX-2925 for the treatment of chronic pain, NYX-783 for the treatment of PTSD, NYX-458 for the treatment of Parkinson’s disease cognitive impairment, to explore NMDAr-dependent biomarkers, and to discover and develop additional product candidates from our discovery platform.

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

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

APTINYX INC.

Date: August 12, 2019	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: August 12, 2019	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)