Form 10-Q
period 2019-09-30
Aptinyx Inc.
filed 2019-11-12
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the registrant had 33,679,965 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(In thousands, except per share data)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$114,214	$150,637
Restricted cash	179	252
Accounts receivable	461	578
Prepaid expenses and other current assets	3,980	1,784
Total current assets	118,834	153,251
Other assets	166	673
Property and equipment, net	1,330	1,690
Total assets	$120,330	$155,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,750	$1,889
Accrued expenses and other current liabilities	5,344	3,996
Total current liabilities	7,094	5,885
Other long-term liabilities	309	418
Total liabilities	$7,403	$6,303
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of September 30, 2019 and December 31, 2018, 33,676 and 33,341 issued and outstanding as of September 30, 2019 and December 31, 2018	337	333
Additional paid-in capital	261,760	254,516
Accumulated deficit	(149,170)	(105,538)
Total stockholders’ equity	$112,927	$149,311
Total liabilities and stockholders’ equity	$120,330	$155,614

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Collaboration revenue	936	943	$2,751	$3,893
Grant revenue	—	—	—	1,642
Total revenues	$936	$943	2,751	5,535
Operating expenses:
Research and development	11,761	11,950	33,732	37,860
General and administrative	4,523	3,782	14,419	7,853
Total operating expenses	16,284	15,732	48,151	45,713
Loss from operations	(15,348)	(14,789)	(45,400)	(40,178)
Other income	558	608	1,768	990
Net loss and comprehensive loss	$(14,790)	$(14,181)	$(43,632)	$(39,188)
Net loss per share attributable to common stockholders, basic and diluted	$(0.44)	$(0.43)	$(1.30)	$(2.48)
Weighted-average number of common shares outstanding, basic and diluted	33,646	33,191	33,510	15,789

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(43,632)	$(39,188)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	345	336
Stock-based compensation expense	6,966	1,984
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,563)	356
Accounts receivable	117	344
Accounts payable	(139)	(263)
Accrued expenses and other liabilities	1,279	3,966
Net cash used in operating activities	(36,627)	(32,465)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(391)
Net cash used in investing activities	(43)	(391)
Cash flows from financing activities:
Payment of deferred issuance costs associated with Series B convertible preferred stock financing	—	(232)
Proceeds from initial public offering, net of underwriters' discounts	—	109,517
Proceeds from stock options exercised	282	2
Payment of deferred offering costs	(181)	(2,971)
Net cash provided by financing activities	101	106,316
Net (decrease) increase in cash, cash equivalents and restricted cash	(36,569)	73,460
Cash, cash equivalents and restricted cash, at beginning of period	151,128	92,609
Cash, cash equivalents and restricted cash, at end of period	$114,559	$166,069
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$17	$41

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Convertible Preferred Stock and Stockholders’ (Deficit) Equity

(unaudited)

(in thousands)

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at June 30, 2019	—	$—	—	$—	—	$—	33,608	$336	$259,090	$(134,380)	$125,046
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	54	1	(1)	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	2,641	—	2,641
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	14	—	30	—	30
Net loss	—	—	—	—	—	—	—	—	—	(14,790)	(14,790)
Balance at September 30, 2019	—	$—	—	$—	—	$—	33,676	$337	$261,760	$(149,170)	$112,927

Balance at June 30, 2018	—	$—	—	$—	—	$—	33,155	$332	$252,473	$(77,264)	$175,541
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	73	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	720	—	720
Issuance of common stock upon exercise of stock options							1	—	2	—	2
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $2,902	—	—	—	—	—	—	—	—	(111)	—	(111)
Net loss	—	—	—	—	—	—	—	—	—	(14,181)	(14,181)
Balance at September 30, 2018	—	$—	—	$—	—	$—	33,229	$332	$253,084	$(91,445)	$161,971

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)

Balance at December 31, 2018	—	$—	—	$—	—	$—	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	193	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	6,966	—	6,966
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	142	2	280	—	282
Net loss	—	—	—	—	—	—	—	—	—	(43,632)	(43,632)
Balance at September 30, 2019	—	$—	—	$—	—	$—	33,676	$337	$261,760	$(149,170)	$112,927

Balance at December 31, 2017	151,773	$22,650	173,453	$39,979	234,955	$69,757	5,342	$53	$12,486	$(52,257)	$(39,718)
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	220	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	1,984	—	1,984
Issuance of common stock upon exercise of stock options							1	—	2	—	2
Conversion of preferred stock upon IPO	(151,773)	(22,650)	(173,453)	(39,979)	(234,955)	(69,757)	20,306	203	132,183	—	132,386
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $2,902	—	—	—	—	—	—	7,360	74	106,431	—	106,505
Net loss	—	—	—	—	—	—	—	—	—	(39,188)	(39,188)
Balance at September 30, 2018	—	$—	—	$—	—	$—	33,229	$332	$253,084	$(91,445)	$161,971

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

At the market offering program

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

Liquidity and capital resources

As of September 30, 2019, the Company had cash and cash equivalents of $114.2 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”) filed with the SEC on March 21, 2019.

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

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2019 with the exception of the following:

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

	As of	As of
	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$114,214	$150,637
Short-term and long-term restricted cash	345	491
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$114,559	$151,128

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Prepaid clinical	$1,970	$728
Prepaid insurance	1,220	673
Prepaid manufacturing costs	435	—
Other prepaid expenses and current assets	355	383
Total prepaid expenses and other current assets	$3,980	$1,784

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Employee-related expenses	$1,954	$2,043
Development costs and sponsored research	1,746	915
Clinical trials	1,176	607
Professional services	125	211
Other	343	220
Total accrued expenses and other current liabilities	$5,344	$3,996

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

Performance obligations

The Company identified the following promised goods or services within the RCA:

•

Research Licenses – the Company provides access to exclusive licenses under all of the Company’s NMDAr technologies, during the research term for the sole purpose of conducting research and development activities. Historically, the Company’s licenses have held no value to the customer on a standalone basis, as the research compounds were in the early discovery phase and required the Company’s expertise for further development. Accordingly, the Research Licenses are not considered distinct.

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

The Company also evaluated whether the option granted to the customer to acquire additional goods or services represented a material right at contract inception. Upon Allergan’s exercise of one of its options, the Company is obligated to transfer control of all intellectual property relating to the optioned compound to Allergan, after which the Company has no further interest in, or continuing involvement with, such optioned compound. The Company evaluated the customer options for material rights, that is, whether the option was to acquire additional goods or services for free or at a discount, and concluded that the options are priced, at contract inception, at standalone selling price. Consequently, the customer options do not represent a performance obligation at the outset of the arrangement since they are contingent upon the option exercise which is outside of the Company’s control.

The Company has concluded that there is a single combined performance obligation (comprising the Research Licenses, Research and Development Services and participation on the Joint Steering Committee) which is satisfied over time, as the research and development services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or any future options exercised are not considered a performance obligation until the time of option exercise.

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

The Company concluded that it will use an input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company uses fixed FTE efforts and variable out-of-pocket costs as actual costs incurred relative to the annual budget research plan to measure progress towards fulfillment of the performance obligation. An input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Company does not anticipate significant changes as the research plan is reviewed and adjusted annually and approved by the JSC. There are no significant financing components in the contract.

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

During each of the three months ended September 30, 2019 and 2018, the Company recorded expenses of $1.9 million for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.9 million during each of the three months ended September 30, 2019 and 2018. During the nine months ended September 30, 2019 and 2018, the Company recorded expenses of $5.5 million and $5.8 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $2.8 million and $2.9 million during the nine months ended September 30, 2019 and 2018, respectively. Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivables as of both September 30, 2019 and December 31, 2018 relate to amounts owed by Allergan under the RCA. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a specific set of indications. For the three and nine months ended September 30, 2018, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the condensed statements of operations as there were no remaining performance obligations associated with the optioned compound.

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

Assets measured at fair value as of September 30, 2019 are as follows (in thousands):

	September 30,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$114,059	$114,059	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$114,404	$114,404	$—	$—

Assets measured at fair value as of December 31, 2018 are as follows (in thousands):

	December 31,
	2018	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$150,151	$150,151	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$150,642	$150,642	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2019	2018
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,614	1,571
Leasehold improvements	1,051	1,051
Less accumulated depreciation	(1,526)	(1,123)
Property and equipment, net	$1,330	$1,690

Depreciation expense was $0.1 million for each of the three months ended September 30, 2019 and 2018, and $0.4 million for each of the nine months ended September 30, 2019 and 2018.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2019, 1,341,436 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of September 30, 2019 was 2,809,289 which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Stock Option and Grant Plan (the “2015 Plan”) that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

Stock‑based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to both stock options, restricted stock awards and restricted stock units for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Research and development	$816	$242	$2,181	$616
General and administrative	1,825	478	4,785	1,368
Total stock‑based compensation expense	$2,641	$720	$6,966	$1,984

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2018	3,959	$7.46	8.79	$35,984
Granted	1,663	12.77
Exercised	(142)	1.99
Forfeited and canceled	(522)	11.91
Outstanding, September 30, 2019	4,958	$8.93	8.45	$1,356
Vested and expected to vest at September 30, 2019	4,958	$8.93	8.45	$1,356
Exercisable at September 30, 2019	1,877	$5.37	7.90	$968

During the nine months ended September 30, 2019 and 2018, the Company granted 1.7 million and 2.4 million stock options, respectively and these options had a weighted-average grant-date fair value of $8.36 and $9.95 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three and nine months ended September 30, 2019 were similar to those as described in the Annual Report. As of September 30, 2019, there was $20.4 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.90 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was $0.1 million for each of the three months ended September 30, 2019 and 2018 and $0.3 million for each of the nine months ended September 30, 2019 and 2018. The total fair value of shares that vested in the nine months ended September 30, 2019 was $0.2 million. At September 30, 2019, there was less than $0.1 million of unrecognized compensation cost related to 3,632 unvested restricted stock awards that will be recognized as expense over a weighted-average period of less than 0.01 years.

Restricted stock units

In May 2019, the Company issued an aggregate of 1,183,400 shares of restricted stock units to employees.  The restricted stock units vest in two years from the date of grant.  The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.  There are 2,166 shares of common stock underlying restricted stock units outstanding as of September 30, 2019.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2018	-	$-
Issued	1,183	$3.63
Vested	(2)	3.63
Forfeited and canceled	(26)	3.63
Unvested as of September 30, 2019	1,155	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.6 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.  At September 30, 2019, there was $3.4 million of unrecognized compensation related to 1,154,934 unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.63 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Numerator:
Net loss attributable to common stockholders	$(14,790)	$(14,181)	$(43,632)	$(39,188)
Denominator:
Weighted-average common shares outstanding—basic and diluted	33,646	33,191	33,510	15,789
Net loss per share attributable to common stockholders—basic and diluted	$(0.44)	$(0.43)	$(1.30)	$(2.48)

The following common stock equivalents outstanding as of September 30, 2019 and 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive (in thousands):

	As of
	September 30,
	2019	2018
Stock options issued and outstanding	4,958	3,937
Unvested restricted stock	1,159	268
Total	6,117	4,205

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2019 and December 31, 2018.

10.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of September 30, 2019.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended September 30, 2019 and 2018 and $0.6 million and $0.5 million for the nine months ended September 30, 2019 and 2018, respectively.

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

Our product candidate, NYX-2925, is a novel, oral small-molecule NMDAr modulator that has demonstrated effects on biomarkers of pain processing as well as alleviation of pain and other symptoms in clinical studies. NYX-2925 is currently in Phase 2 clinical development as a treatment for chronic pain. In June 2019, we reported positive results from a 23-patient, sequential design, Phase 2 neuroimaging biomarker study in which NYX-2925 was shown to have statistically significant effects on pain-processing biomarkers and patient-reported measures of pain and other fibromyalgia symptoms. NYX-2925 has also been evaluated in a Phase 2 study in patients with painful diabetic peripheral neuropathy, or DPN. In the total study population (N=300), the primary endpoint was not met; however, a post-hoc sub-group analysis revealed robust analgesic activity in a large subset of patients—patients with advanced DPN (i.e. ≥ 4 years since DPN diagnosis, N=127)—in which the preponderance of patients' pain is most likely to be centrally mediated and addressed by the central mechanism of NYX-2925. Together, the effects on neuroimaging biomarkers and the robust analgesic effects observed in these two studies strongly support the continued development of NYX-2925 for centralized chronic pain conditions. In a Phase 1 single- and multiple-ascending dose study, NYX-2925 demonstrated a predictable and dose-dependent pharmacokinetic profile, achieving CNS exposure levels in line with brain exposure shown with preclinically efficacious doses. Additionally, NYX-2925 has demonstrated effects on NMDA receptor-dependent pathways across two Phase 1 EEG studies in healthy volunteers. Across all clinical studies conducted with NYX-2925 to date, it has been safe and well tolerated with no drug-related serious adverse events reported.

In follow up to the previous Phase 2 studies, we recently initiated two additional Phase 2 studies of NYX-2925 across two chronic pain conditions, painful DPN and fibromyalgia. The Phase 2 study in patients with painful DPN is a randomized, double-blind, placebo-controlled, study designed to assess the safety and efficacy of NYX-2925. The study will recruit patients with advanced DPN – patients with a longer disease duration. The study will enroll approximately 200 patients who will be randomized to receive daily oral doses of 50 mg NYX-2925 or placebo. The primary endpoint in the study is the change from baseline on average daily pain scores over a 12-week period as reported on the 10-point numeric rating scale, or NRS. The Company expects to report top-line data from this study in late 2020 or early 2021.

The Phase 2 study in patients with fibromyalgia is a randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of NYX-2925. The study will enroll approximately 300 patients who will be randomized to receive 50 mg NYX-2925, 100 mg NYX-2925, or placebo. The primary endpoint of the study is the change from baseline on average daily pain scores over a 12-week period as reported on the 10-point NRS. The Company expects to report top-line data from this study in the first half of 2021.

The Phase 2 study in patients with fibromyalgia is a randomized, double-blind, placebo-controlled study designed to assess the safety and efficacy of NYX-2925. The study will enroll approximately 300 patients and will include a 14-week treatment period during which patients will receive 50 mg NYX-2925, 100 mg NYX-2925, or placebo. The primary endpoint of the study will be the change from baseline on average daily pain scores as reported on the 10-point NRS. The Company expects to report top-line data from this study in the first half of 2021.

Our product candidate, NYX-783, is a novel, oral, small-molecule NMDAr modulator currently in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. NYX-783 has demonstrated robust activity in preclinical models of psychiatric disorders as well as models of fear conditioning and extinction learning. Based on these preclinical data and its mechanism of action, we believe NYX-783 has the potential to address the underlying learning and memory dysfunction that underpins PTSD. In a Phase 1 study conducted in healthy volunteers, NYX-783 was shown to be safe and well tolerated with no related serious adverse events. In the same Phase 1 study, NYX-783 demonstrated a predictable, dose-dependent, linear pharmacokinetic profile, and also achieved CNS exposure levels in line with brain exposure shown with preclinically efficacious doses. We are currently evaluating NYX-783 in a Phase 2 clinical study in approximately 150 patients suffering from PTSD to assess its safety and efficacy. We expect to report data from this study in the second half of 2020.

Our product candidate, NYX-458, is a novel, oral, small-molecule NMDAr modulator in clinical development for the treatment of cognitive impairment associated with Parkinson’s disease. NYX-458 has exhibited marked effects on cognitive performance across a number of preclinical models. In studies conducted in non-human primates, NYX-458 has been shown to improve cognitive deficits akin to those seen in patients with Parkinson’s disease. In the studies, NYX-458 demonstrated rapid, robust, and long-lasting effects on attention, working memory, and cognitive flexibility, did not have any negative effects on motor symptoms, and did not interfere with the anti-parkinsonian effects of levodopa, the standard of care for treating the motor symptoms of Parkinson’s disease. In a Phase 1 study in healthy human volunteers NYX-458 was shown to be safe and well tolerated with no related serious adverse events. NYX-458 demonstrated a linear and predictable pharmacokinetic profile and was found to readily achieve CNS concentrations in line with concentrations of preclinically efficacious dose levels. In the fourth quarter of 2019, we expect to initiate a Phase 2 study of NYX-458 in patients with Parkinson’s disease mild cognitive impairment.

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

From our inception through September 30, 2019, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock and $117.8 million of gross proceeds from our initial public offering, or IPO. See “Liquidity and capital resources.” Our net losses were $53.3 million and $32.1 million for the years ended December 31, 2018 and 2017, respectively, and $43.6 million and $39.2 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $149.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Results of operations

Comparison of the three months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2018 (in thousands):

	Three months
	ended September 30,		Increase
	2019	2018	(Decrease)
Collaboration revenue	$936	$943	$(7)
Operating expenses:
Research and development	11,761	11,950	(189)
General and administrative	4,523	3,782	741
Total operating expenses	16,284	15,732	552
Loss from operations	(15,348)	(14,789)	559
Other income	558	608	(50)
Net loss and comprehensive loss	$(14,790)	$(14,181)	$609

Collaboration revenue

Collaboration revenue was $0.9 million for each of the three months ended September 30, 2019 and 2018, and is attributable to the research collaboration with Allergan.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2019 and 2018 (in thousands):

	Three months
	ended September 30,		Increase
	2019	2018	(Decrease)
NYX-2925	$3,755	$5,791	$(2,036)
NYX-783	1,765	360	1,405
NYX-458	1,412	867	545
Preclinical research and discovery programs	1,590	1,710	(120)
Personnel and related costs	3,239	3,222	17
Total research and development expenses	$11,761	$11,950	$(189)

Research and development expenses were $11.8 million for the three months ended September 30, 2019, compared to $12.0 million for the three months ended September 30,  2018. The decrease of $0.2 million was primarily due to the following:

•

approximately $2.0 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in 2018 and enrollment efforts for our Phase 2 clinical study in patients with fibromyalgia completed in the first half of 2019 partially offset by activities relating in the initiation of two Phase 2 chronic pain studies, and two Phase 1 exploratory pharmacodynamic clinical studies that commenced and completed in 2018;

•	approximately $1.4 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
•	approximately $0.5 million increase for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $0.1 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately less than $0.1 million increase for costs related to employee compensation and related support.

General and administrative expenses

General and administrative expenses were $4.5 million for the three months ended September 30, 2019, compared to $3.8 million for the three months ended September 30,  2018. The increase of $0.7 million was driven by increased costs related to employee compensation due to increased headcount,  professional fees and insurance costs to support ongoing business operations, patent-related matters, and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $0.6 million of other income for each of the three months ended September 30, 2019 and 2018. This was due to interest income earned on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2019 and 2018

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months
	ended September 30,		Increase
	2019	2018	(Decrease)
Collaboration revenue	$2,751	$3,893	$(1,142)
Grant revenue	—	1,642	(1,642)
Total revenues	2,751	5,535	(2,784)
Operating expenses:
Research and development	33,732	37,860	(4,128)
General and administrative	14,419	7,853	6,566
Total operating expenses	48,151	45,713	2,438
Loss from operations	(45,400)	(40,178)	5,222
Other income	1,768	990	778
Net loss and comprehensive loss	$(43,632)	$(39,188)	$4,444

Collaboration revenue

Collaboration revenue was $2.8 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively, and is attributable to the research collaboration with Allergan. The decrease  was predominantly attributable to the $1.0 million associated with Allergan’s exercise of its option in May 2018 to acquire exclusive rights to develop and commercialize AGN-241751.

Grant revenue

The decrease of $1.6 million of grant revenue was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government as the activities underpinning our outstanding grants were completed in the first half of 2018, and accordingly, we did not generate any grant-related revenue for the nine months ended September 30, 2019.

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months
	ended September 30,		Increase
	2019	2018	(Decrease)
NYX-2925	$7,717	$17,355	$(9,638)
NYX-783	5,518	2,654	2,864
NYX-458	4,886	2,385	2,501
Preclinical research and discovery programs	4,685	5,804	(1,119)
Personnel and related costs	10,926	9,662	1,264
Total research and development expenses	$33,732	$37,860	$(4,128)

Research and development expenses were $33.7 million for the nine months ended September 30, 2019, compared to $37.9 million for the nine months ended September 30,  2018. The decrease of $4.2 million was primarily due to the following:

•

approximately $9.6 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in

2018 and for our Phase 2 clinical study in patients with fibromyalgia in the first half of 2019, and two Phase 1 exploratory pharmacodynamic clinical studies that were commenced and completed in 2018;
•

approximately $2.9 million increase for clinical, regulatory, and drug product costs related to the ongoing development and movement into Phase 2 clinical development of NYX-783 for the treatment of PTSD in 2019;

•	approximately $2.5 million increase for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $1.1 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $1.3 million increase for costs related to employee compensation and related support.

General and administrative expenses

General and administrative expenses were $14.4 million for the nine months ended September 30, 2019, compared to $7.9 million for the nine months ended September 30,  2018. The increase of $6.5 million was driven by increased costs related to employee compensation due to increased headcount, increased professional fees and insurance costs to support ongoing business operations, patent-related matters, and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $1.8 million of other income for the nine months ended September 30, 2019, compared to $1.0 million for the nine months ended September 30,  2018. This was due to increased interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through September 30, 2019, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, and our IPO. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of September 30, 2019, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

As of September 30, 2019, we had cash and cash equivalents of $114.2 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2019 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2019 and 2018 (in thousands):

	Nine months ended
	September 30,
	2019	2018
Net cash provided by (used in):
Operating activities	$(36,627)	$(32,465)
Investing activities	(43)	(391)
Financing activities	101	106,316
Net (decrease) increase in cash, cash equivalents and restricted cash	$(36,569)	$73,460

Operating activities

During the nine months ended September 30, 2019, our cash used in operating activities was primarily due to our net loss of $43.6 million as we incurred increased external research and development costs with our clinical studies during the nine months ended September 30, 2019 and increased general and administrative costs, partially offset by non-cash charges of $7.3 million, consisting primarily of $7.0 million in non-cash stock-based compensation and $0.3 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $1.7 million use of cash driven by an increase in prepaid expenses and other current assets and a decrease in accounts payable partially offset by a $1.4 million source of cash driven by an increase in accrued expense and other liabilities and decrease in accounts receivable.

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

Investing activities

Net cash used in investing activities was less than $0.1 million during the nine months ended September 30, 2019, consisting of purchases of laboratory equipment.

Net cash used in investing activities was $0.4 million during the nine months ended September 30, 2018, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities was $0.1 million during the nine months ended September 30, 2019, consisting of proceeds received from the exercise of stock options offset by payment of deferred offering costs.

Net cash used in financing activities was $106.3 million during the nine months ended September 30, 2018, consisting of $109.5 million of IPO proceeds, net of underwriting discounts and commissions, offset by $3.0 million of offering costs related to our IPO and additional costs of $0.2 million related to our Series B financing that closed in December 2017.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through September 30, 2019 from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2019.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2019, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations in this report should be read together with the risk factors contained in Item 1A of our Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report.

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

APTINYX INC.

Date: November 12, 2019	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: November 12, 2019	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)