Form 10-K
period 2019-12-31
Aptinyx Inc.
filed 2020-03-30
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001‑38535

APTINYX INC.

(Exact name of registrant as specified in its charter)

Delaware	47‑4626057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Davis Street, Suite 600

Evanston, IL 60201

(847) 871‑0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	APTX	Nasdaq Global Select Market

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

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $62 million based upon the closing sale price of our common stock of $3.34 on that date.

As of March 23, 2020, there were 45,534,432  shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10‑K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2020 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2019. Except with respect to information specifically incorporated by reference in this Form 10‑K, the Proxy Statement is not deemed to be filed as part of this Form 10‑K.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10‑K contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Annual Report on Form 10‑K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “designed,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

Our business and forward-looking statements involve substantial known and unknown risk and uncertainties, including the risks and uncertainties inherent in our statements regarding:

•	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, financial forecasts and expectations, and other matters related to our business and operations;
•

the timing, progress, and results of preclinical studies and clinical trials for NYX‑2925, NYX‑783, NYX‑458, and any future product candidates we may develop, including statements regarding the timing of initiation and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;

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

We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended the enrollment of new patients in these two Phase 2 studies, with patients already enrolled permitted to continue as per protocol. NYX-783 is in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. We are currently enrolling an initial exploratory Phase 2 study to evaluate safety, tolerability, and signals of efficacy of NYX-783 in approximately 150 patients with PTSD. To date, approximately 80% of the target enrollment has been achieved. While we have been able to manage and mitigate site-level disruptions to this study caused by the COVID-19 pandemic to date, we are actively and continuously monitoring any further impacts it may have on this study. NYX-458 is in Phase 2 clinical development for the treatment of mild cognitive impairment associated with Parkinson’s disease. We initiated an exploratory Phase 2 study of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in this study may continue as per protocol.

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

Our Strategy

Our goal is to become a leading biopharmaceutical company to discover, develop, and commercialize innovative therapies for disorders of the brain and nervous system with significant unmet medical needs. Key elements of our strategy are to:

•

Advance the development of NYX‑2925 as a novel treatment for chronic centralized pain conditions. We believe NYX-2925, if approved, could be an important potential therapy for chronic pain with mechanistic innovations that address significant unmet medical needs. Across all Phase 1 and Phase 2 studies of NYX-2925 completed to date, it has been well tolerated with no drug-related serious adverse events reported. We have completed two Phase 2 studies of NYX-2925. In our completed Phase 2 painful diabetic peripheral neuropathy, or DPN, study, NYX-2925 demonstrated analgesic activity.  Further, in our completed Phase 2 fibromyalgia neuroimaging biomarker study, NYX-2925 demonstrated relevant brain activity and analgesic activity. Together, data from these first-in-patient studies inform and support the future development of NYX-2925 for the treatment of chronic pain.

•

Advance the development of NYX‑783 as a novel treatment for PTSD. We are currently evaluating NYX‑783 as a potential treatment for people with PTSD. NYX-783 is currently under evaluation in a Phase 2 exploratory study to assess the safety and efficacy of NYX-783 in patients with PTSD. This exploratory Phase 2 study is designed as an initial signal detection study to identify efficacy signals that may be validated prior to proceeding to registration-enabling studies. We believe NYX‑783, if approved, could represent a transformative therapeutic option in PTSD that enhances the extinction learning processes involved in extinguishing the traumatic response that persists in people with PTSD well after the traumatic event or stimulus, while also addressing the core symptoms and major comorbidities of the disorder.

•

Advance the development of NYX‑458 as a novel treatment for Parkinson’s disease cognitive impairment. NYX-458 is currently in Phase 2 clinical development as a treatment for Parkinson’s disease mild cognitive impairment. We expect the first-in-patient exploratory Phase 2 study will inform future development steps for NYX-458. Based on compelling data in a relevant, translatable, non-human primate model, we believe NYX‑458, if approved, may offer substantial improvements over existing treatments for Parkinson’s disease cognitive impairment.

•

Continue to expand our pipeline by leveraging our NMDAr modulator discovery platform, building on and extending our leadership in NMDAr biology. We intend to use our discovery platform to develop a broad pipeline and product portfolio across an array of disorders of the brain and nervous system. Our pipeline is fueled by our library of over 1,000 unique, synthesized, small‑molecule NMDAr modulators derived through our extensive original research and the discovery of a novel binding domain that we believe could allow for safe and effective enhancement of synaptic plasticity. All of these compounds have been designed to meet favorable central nervous system, or CNS, safety and pharmacokinetic, or PK, criteria. We also plan to continue seeking NMDAr‑dependent biomarkers which could help to inform the development of our future product candidates.

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

Product Candidates From our Discovery Platform

The following table summarizes the current development status of our pipeline of wholly owned product candidates generated from our discovery platform:

While all of our product candidates and the other molecules from our discovery platform modulate NMDArs, they are distinct chemical entities with different pharmacologic properties. Each of our molecules binds uniquely within the binding domain, resulting in a variety of activity, potency, and NMDAr‑subtype selectivity profiles. We evaluate the therapeutic implications of these variations by interrogating our molecules across different preclinical models of brain and nervous system disorders. The data we collect from these preclinical studies indicate which molecules are better suited for different indications and inform our development decisions accordingly.

NYX‑2925 for the Treatment of Chronic Centralized Pain Conditions

NYX-2925 is a novel, oral, small molecule NMDAr modulator being developed for the treatment of chronic pain. NYX-2925 works by enhancing synaptic plasticity in the brain, a mechanism that is differentiated from any therapy currently used for the treatment of chronic pain. This approach is uniquely suited to treat centralized chronic pain as it is established that, when pain becomes chronic, it becomes increasingly centrally (brain) mediated.  In normal pain processing, a stimulus is sensed by peripheral nerves and signal is relayed to the spinal cord, ultimately leading to the brain perceiving the stimulus as painful. When this process is experienced chronically, hyper-sensitivity and overactivity can emerge in the periphery, in the spinal cord, and in the brain. Changes in the brain include abnormalities in pain perception and processing pathways, and reduced descending inhibition of pain signals. These changes together can increase pain perception, including the perception of pain in the absence of normally painful stimuli. Beyond our lead indications for NYX-2925—painful DPN and fibromyalgia—additional chronic pain conditions have been associated with aberrant centralized pain processing and we believe the mechanism of action of NYX-2925 makes it a promising therapeutic candidate for the treatment of numerous chronic pain conditions.

Painful Diabetic Peripheral Neuropathy

The development of NYX-2925 in painful DPN has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA.

Prevalence and Market Opportunity

Painful DPN is one of the most common complications among people with diabetes. We estimate that of the nearly 30 million people in the United States with diabetes, approximately 5.5 million of them suffer from painful DPN. Painful DPN initially presents as peripheral nerve damage caused by sustained elevated glucose levels, resulting in highly localized pain in the hands and feet (often referred to as “glove and stocking” pain). As this pain persists, it has been shown that the processing of this pain moves from sensory regions in the brain to the emotional and learning and memory regions of the brain.

The current pharmacotherapies for painful DPN are antiepileptics, antidepressants, and opioids, all of which have significant drawbacks including limited efficacy in a broad patient population, substantial side effects, and risk of abuse or addiction. The limited efficacy and substantial side effects associated with these therapies leave substantial unmet medical need in treating these patients, and we believe NYX-2925, if approved, could offer meaningful improvements on both safety and efficacy in the treatment of painful DPN.

Phase 2b Clinical Study

We recently initiated a Phase 2b clinical study of NYX-2925 in patients with painful DPN. The Phase 2b study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NYX-2925 in patients with advanced DPN. Approximately 200 adult patients are expected to be enrolled in the study. Following a screening period, eligible patients will be randomized to receive oral doses of NYX-2925 50 mg or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the 10-point numeric rating scale, or NRS. Multiple secondary endpoints related to pain and patient quality of life will also be evaluated. Enrollment of new patients in this study has been temporarily suspended due to challenges posed by the COVID-19 pandemic to patient recruitment, screening, and randomization. The graphic below depicts the design of this ongoing Phase 2b study.

Completed Phase 2 Clinical Study

In January 2019, we completed a Phase 2 clinical study evaluating the safety and efficacy of NYX-2925 in adult patients with painful DPN. NYX-2925 demonstrated a favorable tolerability profile with no serious adverse events reported. NYX-2925 did not show statistically significant separation from placebo on the primary endpoint of the study. However, clinically meaningful analgesic activity was observed and, in a large and mechanistically relevant sub-group of patients with advanced DPN, or DPN for four years or longer, NYX-2925 administration resulted in statistically significant and clinically meaningful improvements in pain and other symptoms. The data generated from this study inform and support future development of NYX-2925 for the treatment of chronic pain, specifically with regard to the appropriate dose, patient population, and design to evaluate in future studies. To prospectively validate the findings from the first Phase 2 study in painful DPN, we recently initiated a Phase 2b study, which is expected to enroll approximately 200 adult patients.

Our initial Phase 2 study of NYX-2925 was a double blind, randomized, placebo-controlled study in 300 adult patients across 35 U.S.-based sites. Over the four-week treatment period, patients received daily oral doses of either placebo or NYX-2925. Placebo and multiple dose levels of NYX-2925 were evaluated, including 10 mg, 50 mg, and 200 mg. Patients were randomized in a 1:1:1:1 manner across the four arms of the study.

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

Results

NYX-2925 exhibited a favorable tolerability profile with only placebo-like side effects and no treatment-related serious adverse events. Of the three dose levels evaluated, the 50 mg dose showed the most robust improvements across multiple measures—consistent with previous clinical and preclinical data suggesting the potential for an inverted “U-shaped” dose response with this mechanism. Importantly, the 50 mg dose did not appear to have plateaued in effect by week four, suggesting that a longer treatment period may result in continued improvement and larger drug effect. The graph on the left below summarizes the top-line results in the total efficacy population (N=300) on the primary endpoint, average NRS pain score over the prior 24 hours, compared to placebo. While statistically significant separation from placebo was not achieved in the total study population, there was numeric separation from placebo and a clinically meaningful reduction in mean average daily pain score from baseline observed at week 4. Further, in a pre-specified analysis, patients not taking a concomitant analgesic medication (N=148) showed a greater separation on average daily pain scores from placebo. The graph on the right below shows the change in average pain compared to placebo in only those patients who were not taking a concomitant analgesic medication.

Note: All changes reflect change from baseline in least squares mean using a mixed effects repeated measures model.

In March 2019, we announced results from the detailed analysis of the full dataset from the study, which identified a highly mechanistically relevant sub-group of patients in which NYX-2925 demonstrated a much greater treatment benefit. In this retrospective analysis, patients with advanced DPN, or DPN for four years or longer, showed statistically significant and clinically meaningful reductions in average daily pain and also showed consistent robust improvements across the other endpoints measured in the study. This sub-group of patients is particularly relevant to the mechanism by which NYX-2925 is proposed to act. It is established that, as pain becomes chronic, it becomes increasingly centrally mediated and characterized by disrupted central processing in the brain. We believe the proposed mechanism of NYX-2925 addresses the increasingly centralized pain perceived by advanced DPN patients when they experience prolonged chronic pain over a long period of time. This patient sub-group is not only mechanistically relevant, but also substantial in size, representing over 42% of the entire study population and allowing for rigorous analysis.

The graph on the left below depicts the change from baseline in average daily pain in the advanced DPN patient sub-group. Further, advanced DPN patients not taking a concomitant analgesic medication demonstrated even more pronounced separation from placebo.

Note: All changes reflect difference in least squares mean change from baseline using a mixed effects repeated measures model.

These significant improvements were observed consistently across the other endpoints measured in the study, including worst daily pain, pain on walking, daily sleep interference, and others.

Based on the safety and efficacy profile exhibited in the study, we believe NYX-2925 has significant potential to address major unmet needs in the treatment of chronic pain.

Fibromyalgia

Prevalence and market opportunity

Fibromyalgia is a chronic condition associated with widespread pain and tenderness, as well as general fatigue. Fibromyalgia is considered by many to be a condition that is largely mediated in the central nervous system, given that fibromyalgia sufferers often present without a direct peripheral insult or injury. People suffering from fibromyalgia also often experience sleep disruption, depressed mood, and cognitive impairment. It is estimated that, in the United States, fibromyalgia affects more than 5 million people. Currently, there are only three FDA-approved pharmacologic treatments for fibromyalgia, but they have limited efficacy and burdensome side effects in many patients.

Phase 2b Clinical Study

We recently initiated a Phase 2b clinical study of NYX-2925 in patients with fibromyalgia. The Phase 2b study is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of NYX-2925 in patients with fibromyalgia. Approximately 300 patients are expected to be enrolled in the study. Following a screening period, eligible patients will be randomized to receive oral doses of NYX-2925 50 mg, NYX-2925 100 mg, or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the 10-point NRS. Multiple secondary endpoints related to pain, fatigue, cognitive performance, and patient quality of life will also be evaluated. Enrollment of new patients in this study has been temporarily suspended due to challenges posed by the COVID-19 pandemic to patient recruitment, screening, and randomization.

Completed Phase 2 Neuroimaging Biomarker Study

In June 2019, we completed a Phase 2 exploratory neuroimaging biomarker study in patients with fibromyalgia. The study was a single‑blind, placebo‑controlled study. We enrolled 22 adult patients across two academic sites in the U.S. evaluating daily doses of 20 mg and 200 mg.

The goal of the study was to determine whether daily dosing of NYX‑2925 in patients with fibromyalgia changes certain biomarkers of central pain processing using various neuroimaging techniques, including fMRI. We also evaluated additional endpoints, including daily pain scores, and a range of other physical and psychological parameters. Each subject served as her own control, receiving both placebo and NYX‑2925 over the course of the six-week study. The graphic below depicts the design of this study.

Results

We reported in June 2019 that administration of NYX-2925 resulted in statistically significant effects on the primary endpoint, brain activity biomarkers associated with central pain processing. Specifically, NYX-2925 was shown to reduce pain-evoked glutamate release in the insular cortex, significantly reduce combined glutamate and glutamine levels in the dorsal anterior cingulate cortex, and change other connectivity patterns associated with central pain processing. In aggregate, these data demonstrate that NYX-2925 has an antinociceptive profile and is acting in the brain on the specific markers that have been shown to be associated with fibromyalgia and centralized pain processing. The charts below depict the results on the key primary imaging endpoints from the study

In addition to the positive results shown on the primary imaging endpoints, NYX‑2925 also demonstrated statistically significant and clinically meaningful improvements on the secondary, patient-reported endpoints, including daily pain scores, fibromyalgia impact questionnaire, and fatigue. Importantly, in the study, NYX-2925 demonstrated a favorable tolerability profile with no drug-related serious adverse events reported and an overall placebo-like adverse event profile. The charts below depict the results on the key secondary endpoints from the study.

In November 2019, the results from this study were presented at the American College of Rheumatology Annual Meeting after their selection for late-breaking presentation.

The results from this study provide support to advance NYX‑2925 in development for the treatment of fibromyalgia.

Future Development

We intend to advance NYX‑2925 toward regulatory approval for the treatment of painful DPN and fibromyalgia. In addition, we intend to pursue broader chronic pain indications for NYX‑2925, such as neuropathic lower‑back pain and osteoarthritic pain

As well as pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most attractive markets, including but not limited to the European Union, Japan, Canada, Australia, and large emerging markets such as China.

NYX‑783 for the Treatment of Post-Traumatic Stress Disorder

NYX‑783 is a novel, oral, small‑molecule NMDAr modulator in development for the treatment of post-traumatic stress disorder, or PTSD. In a Phase 1 study in healthy adult volunteers, NYX‑783 demonstrated a predictable, dose dependent, and linear PK profile with no accumulation after multiple daily doses and was well‑tolerated with no drug related serious adverse events. As evaluated through cerebral spinal fluid, or CSF, exposure, NYX-783 adequately crosses the blood brain barrier and achieves CNS concentration levels in line with the most efficacious preclinical doses with a similar plasma-to-brain concentration ratio as that observed in rats. We are currently enrolling a Phase 2 study to evaluate the safety and efficacy of NYX-783 in patients with PTSD and approximately 80% of the target enrollment has been achieved to date. While the COVID-19 pandemic has resulted in site-level disruptions to the enrollment and conduct of this Phase 2 study, we have implemented appropriate actions aimed at enabling the continuity of care and continued enrollment of new patients in this study. Notwithstanding, we are actively and continuously monitoring any further impacts the COVID-19 pandemic may have on this study. Preclinical data suggest that NYX‑783 may accelerate fear extinction and inhibit spontaneous fear, potentially addressing a key underlying learning and memory dysfunction associated with PTSD.

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

Phase 2 Clinical Study

We are currently enrolling a Phase 2 exploratory study to evaluate the safety, efficacy, and pharmacokinetics of NYX-783 in patients with PTSD and approximately 80% of the target enrollment has been achieved. While the COVID-19 pandemic has resulted in disruptions to the enrollment and conduct of this Phase 2 study, we have implemented appropriate actions aimed at enabling the continuity of care and continued enrollment of new patients in this study. Notwithstanding, we are actively and continuously monitoring any further impacts the COVID-19 pandemic may have on this study. The study is designed as an initial signal detection study to inform future studies of NYX-783 with regard to the most appropriate dosing regimen, enrollment criteria, and endpoints to best assess the overall effect of NYX-783 on PTSD symptoms. The study is a randomized, double-blind, placebo-controlled, sequential parallel comparison design (SPCD) study consisting of two stages, and is expected to enroll approximately 150 adult patients. After confirming eligibility and PTSD diagnosis, patients are randomly assigned to receive placebo, 10 mg NYX-783, or 50 mg NYX-783 over the course of the eight-week study. The primary efficacy endpoint of the study is the improvement from baseline on the sub scores and total score of the Clinician-Administered PTSD Scale for the Diagnostic and Statistical Manual of Mental Disorders, 5th edition, or the CAPS-5. The CAPS-5 measures a total score and individual symptom domain (hyperarousal, avoidance, negative changes in mood or cognition, and intrusive memories) scores, allowing us to evaluate the effects of NYX-783 on the overall symptom improvements as well as the individual domains.

Alongside the primary endpoint, numerous secondary and exploratory endpoints, exploratory biomarkers, and pharmacodynamic measures are being evaluated in the study. The SPCD study is being conducted in two stages, each four weeks in duration. In the first stage, patients are randomized to placebo, 10 mg NYX-783, or 50 mg NYX-783, with an overweighting to placebo. At the completion of the first stage, placebo responders and non-responders are identified in a blinded fashion and each group is then re-randomized to placebo, 10 mg NYX-783, or 50 mg NYX-783. Patients that receive NYX-783 in the first stage will receive placebo in the second stage. The primary analysis for efficacy in this study will include the groups on NYX-783 and placebo from the first stage and the placebo non-responder group from the second stage. We will also be able to evaluate the durability of effect of NYX-783 through the patients that receive placebo in the second stage after receiving NYX-783 in the first stage. The design of this study is depicted below.

This study is designed as an initial signal detection study with the aim of characterizing the safety and efficacy of NYX-783 to inform future development for the treatment of PTSD.

Future Development

We intend to advance NYX‑783 towards regulatory approval for the treatment of PTSD. In addition, we may pursue other neuropsychiatric indications for NYX‑783, potentially including substance use disorders in which NYX-783’s enhancement of extinction learning processes may offer therapeutic benefits.

As well as pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most attractive markets, including but not limited to the European Union, Japan, Canada, Australia, and large emerging markets such as China.

NYX‑458 for the Treatment of Cognitive Impairment Associated with Parkinson’s Disease

NYX-458 is a novel, oral, small-molecule NMDAr modulator in Phase 2 clinical development for the treatment of Parkinson’s disease cognitive impairment. Mechanistic rationale and compelling preclinical data in numerous models of cognitive impairment suggest NYX‑458 may be suited to treat cognitive deficits associated with Parkinson’s disease. Following the successful completion of a Phase 1 safety study, we recently initiated an exploratory Phase 2 study in patients with mild cognitive impairment associated with Parkinson’s disease. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in the Phase 2 study may continue in the study as per protocol.

In April 2019, we reported the results of a Phase 1 safety and pharmacokinetic study of NYX-458. In the randomized, placebo-controlled study, which included 62 healthy volunteers, single and multiple ascending oral doses of NYX-458 were evaluated across a 20-fold dose range—10 mg to 200 mg. Across the study, including in a cohort of elderly volunteers, NYX-458 demonstrated a favorable tolerability profile with no serious adverse events reported and no adverse events leading to discontinuation. Only two adverse events—one headache and one case of nausea—in the study were considered possibly related to NYX-458 and both were characterized as mild.

Further, NYX-458 demonstrated a dose-proportional pharmacokinetic profile and no meaningful accumulation was observed with seven daily doses. We believe the highly predictable nature of this pharmacokinetic profile enables accurate dose selection to achieve appropriate therapeutic exposure in clinical development. As evaluated through cerebral spinal fluid drug concentration, NYX-458 demonstrated CNS exposure in line with that observed at preclinically active doses. CSF exposure levels were approximately 15% of the plasma concentration, similar to observations in preclinical studies.

Prevalence and Market Opportunity

Parkinson’s disease is believed to be the second most common neurodegenerative disorder, behind Alzheimer’s disease. According to the Parkinson’s Foundation, Parkinson’s disease affects approximately one million people in the United States and nearly ten million worldwide. It is estimated that there are nearly 60,000 new cases of Parkinson’s disease diagnosed annually in the United States and, as the population continues to age, it is anticipated that the prevalence of Parkinson’s disease will continue to grow. The emergence and progression of cognition‑related symptoms in Parkinson’s disease can vary due to the diverse underlying pathology of the disease; however, mild cognitive impairment, or MCI, is an early non‑motor symptom and affects 15% to 25% of newly diagnosed patients. It is estimated that approximately 30% of people living with Parkinson’s disease have Parkinson’s disease dementia, or PDD, and studies estimate that, as people with Parkinson’s disease approach ten years post‑diagnosis, 75% will have PDD. Based on these percentages, we estimate there are more than 500,000 people in the United States with either Parkinson’s disease with mild cognitive impairment or PDD.

Phase 2 Clinical Study

We are conducting an exploratory Phase 2 study of NYX-458 in patients with Parkinson’s disease mild cognitive impairment. The Phase 2 study is a randomized, double-blind, parallel-design, placebo-controlled study designed to evaluate the safety and potential cognitive benefits of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease. The study is designed to evaluate daily oral dosing of NYX-458—10 mg, 30 mg, or 100 mg—compared to placebo over a 12-week period. The effects of NYX-458 on cognitive performance will be evaluated across multiple endpoints related to attention, memory, executive function, visuospatial deficits, and patient quality of life. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in the Phase 2 study may continue as per protocol. The design of this study is depicted below.

Non-human primate model of Parkinson’s Disease Cognitive Impairment

We have evaluated NYX-458 in a non-human primate model of Parkinson’s disease cognitive impairment. This model is relevant and translatable, as it evaluates the product candidate’s effects in non‑human primates by employing the neurotoxin MPTP to deplete dopamine‑producing neuronal cells (similar to the way Parkinson’s disease does in humans) and measuring cognitive function using the same battery of tests used in human clinical studies. In a study using this model, oral administration of NYX‑458 resulted in a reversal of MPTP‑induced cognitive impairment and, on some measures, restored cognitive function back to pre‑MPTP healthy baseline levels. The graph below depicts the effect observed in one assay evaluated in this model following a single administration of NYX-458.

*MPTP is a neurotoxin used to deplete dopamine-producing neuronal cells – similar to the way Parkinson’s disease does in humans.

Future development

We intend to develop NYX‑458 toward regulatory approval for the treatment of Parkinson’s disease cognitive impairment.

We believe the mechanism of NYX‑458 may be effective across cognitive impairment due to varying etiologies. Based on the results seen in preclinical studies and on the effects to be observed in patients with Parkinson’s disease cognitive impairment, we may seek to expand clinical development to other diseases associated with cognitive impairment.

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

NMDAr‑targeted therapies

A number of pharmaceutical, biotechnology, and specialty pharmaceutical companies are developing therapies targeting NMDArs. Most of the therapies being developed are broad antagonists and tend to have multiple target actions while our compounds are truly modulatory and have not demonstrated any off‑target activity in preclinical screening. We are aware of other companies developing or commercializing NMDAr‑targeted therapies, including but not limited to, Acadia Pharmaceuticals Inc., Adamas Pharmaceuticals Inc., Allergan plc, Avanir Pharmaceuticals, Inc., Axsome Therapeutics, Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cadent Therapeutics, Inc., Cerecor Inc., Eli Lilly and Company, Genentech Inc., Intra‑Cellular Therapies, Inc., Janssen Pharmaceuticals, Inc., NeuroRx, Inc., Newron Pharmaceuticals S.p.A., Otonomy, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., UCB S.A., and Vistagen Therapeutics, Inc.

NYX‑2925—neuropathic/chronic pain

We expect that, if approved, NYX‑2925 will compete with the currently approved therapies for painful DPN and fibromyalgia, including pregabalin, duloxetine, and tapentadol HCl. We are aware of a number of therapies that are approved to treat other types of neuropathic pain. We are also aware that various therapies are used off‑label to treat neuropathic pain. In addition to the marketed therapies, we are aware of companies currently developing therapies for neuropathic pain, including Arbor Pharmaceuticals LLC, AstraZeneca Plc., Biogen Inc., Cara Therapeutics, Inc., Daiichi Sankyo Company, Eli Lilly and Company, GW Pharmaceuticals plc., Immune Pharmaceuticals Inc., NeuroBo Pharmaceuticals, Novaremed AG, Novartis AG, Vertex Pharmaceuticals Incorporated, and ViroMed Inc.

NYX‑783—post-traumatic stress disorder

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

NYX‑458—Parkinson’s disease cognitive impairment

We expect that, if approved, NYX‑458 will compete with currently approved therapies for PDD, the only one of which in the United States is rivastigmine. There are no therapies currently approved for Parkinson’s disease mild cognitive impairment in the United States. We are also aware of other companies developing therapies for Parkinson’s disease cognitive impairment, including but not limited to, Anavex Life Sciences, Eli Lilly and Company, and Eisai Pharmaceuticals Inc.

Research collaboration agreement with Allergan

Overview

In July 2015, we entered into an Allergan Research Collaboration Agreement, pursuant to which we and Allergan have research, development, and commercial rights to compounds discovered using our discovery platform. The research collaboration was structured to afford Allergan an option to obtain field‑limited rights for up to three of the compounds discovered under the research collaboration. In exchange for these rights, Allergan reimburses us for a certain percentage of the direct costs associated with the medicinal chemistry, screening, and profiling efforts conducted as part of the research collaboration. Allergan also pays us a fixed annual rate per full time employee, or FTE, for each individual assigned to these discovery efforts. Our research activities are supervised by a Joint Steering Committee, or JSC, comprising representatives from both our company and Allergan.

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

Allergan may perform research and development on (but not commercialize) molecules it selects as therapies for a field of specified indications, including Alzheimer’s disease, delirium, and a list of psychiatric disorders (which list does not include PTSD or substance use disorder). During the term of the research collaboration, Allergan may exercise up to three options to acquire full rights (including field-limited commercialization rights) for a compound from among those compounds it previously selected from the pool of eligible compounds. On May 16, 2018, Allergan exercised its option to acquire the compound designated AGN‑241751, triggering payment of a $1.0 million option fee in connection with such exercise. We will receive no further economic consideration from this product candidate. Allergan may also exercise up to two more options to acquire commercialization rights to molecules that it previously selected from the pool of eligible compounds. Under this agreement, each time Allergan exercises its option, it is required to pay us an option exercise fee of $1.0 million and we must (a) assign to Allergan rights in intellectual property that pertains only to the Allergan‑optioned compound, and (b) grant Allergan a fully‑paid, perpetual, exclusive and irrevocable license under other intellectual property we control that pertains to both the optioned compound and also pertains to other compounds or uses, solely to develop and commercialize the optioned compound within Allergan’s field of specified indications.

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

Commercialization

We intend to develop and, if approved by the FDA, to commercialize our product candidates in the United States. We may work in combination with one or more large pharmaceutical partners for certain indications. Depending on the specific development path pursued, this may include larger chronic pain indications. For other, more specialized indications, we intend to commercialize our product candidates independently. For example, we believe the patient and prescriber populations for Parkinson’s disease cognitive impairment are relatively concentrated and can be addressed with a focused sales team of fewer than 200 full-time employees. We also do not believe any existing pharmaceutical companies have significant expertise in the commercialization of therapies in this specific area. We will, however, continuously review our partnering strategy in the light of new clinical data and market understanding. We may enter into distribution or licensing arrangements for commercialization rights for other regions outside the United States.

Intellectual property

Our owned patents and patent applications relate to our NMDAr modulating compounds and include patents and patent applications directed to new compositions of matter and to methods of treating brain and nervous system disorders. We intend to seek patent protection in the United States and in selected jurisdictions worldwide.

NYX-2925 and NYX-783

As of February 15, 2020, we own two issued U.S. patents, and pending and issued foreign counterpart patents and patent applications, that relate to both NYX-2925 and NYX-783. We also own one issued U.S. patent and two pending U.S. provisional patent applications that relate to NYX-2925, and one issued U.S. patent that relates to NYX-783. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. The issued U.S. patents are expected to expire in 2034. If we continue to pursue patent protection and file a non-provisional patent application with respect to our provisional patent applications, and if any patents issue based on such pending applications, we expect such patents, if issued, to expire between 2034 and 2040.

NYX-458

As of February 15, 2020, we own one issued U.S. patent, two pending U.S. patent applications, and one pending U.S. provisional patent application, and pending foreign counterpart patent applications, that relate to our product candidate, NYX-458. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. The issued U.S. patent is expected to expire in 2037. If we continue to pursue patent protection and file a non-provisional patent application with respect to our provisional patent application, and if any patents issue based on such pending applications, we expect such patents, if issued, to expire between 2037 and 2040.

Other compounds

As of February 15, 2020, we own 12 issued U.S. patents, seven pending U.S. patent applications, and pending and issued foreign counterpart patents and patent applications, as well as six international PCT patent applications and seven U.S. provisional patent applications, all of which generally relate to our efforts to develop other compounds in our NMDAr modulator small molecule program. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing of one or more of our related provisional patent applications. The issued U.S. patents are expected to expire between 2034 and 2037. If we continue to pursue patent protection and file one or more non-provisional patent applications with respect to our pending provisional patent applications, and if any patents issue based on such applications, we expect such patents, if issued, to expire between 2034 and 2040.

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

Clinical studies

Clinical studies are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2, and Phase 3 clinical studies.

•

Phase 1 clinical studies generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical studies is to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the drug.

•

Phase 2 clinical studies typically involve studies in disease‑affected patients to determine the dose required to produce the desired benefits and provide a preliminary evaluation of efficacy. At the same time, safety, and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks.

•

Phase 3 clinical studies generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use and its safety in use, to establish the overall benefit/risk relationship of the product, and to provide an adequate basis for physician labeling. Phase 3 clinical studies may include comparisons with placebo and/or comparator treatments.

Post‑approval studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days for serious and unexpected suspected adverse events, finding from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify the FDA of any unexpected fatal or life‑threatening suspected adverse reaction within seven calendar days. Phase 1, Phase 2, and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study.

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

Concurrently with clinical studies, companies usually complete additional animal studies and must also develop additional information about the chemistry and physical characteristics of the drug as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the drug candidate and, among other things, the sponsor must develop methods for testing the identity, strength, quality, and purity of the final drug product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the drug candidate does not undergo unacceptable deterioration over its shelf life.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective from October 1, 2019 through September 30, 2020, the user fee for an application requiring clinical data, such as an NDA, is $2,942,965. PDUFA also imposes an annual prescription drug product program fee for human drugs ($325,424). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in‑depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for drugs that do not contain an NCE, the FDA has 10 months from the receipt date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the receipt date for a priority NDA. For drugs containing an NCE, these ten- and six-month review timeframes are from the filing date of an NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off‑label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third‑party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third‑party payors. It also prohibits willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti‑Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

We may be subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, including the final omnibus rule published on January 25, 2013, mandates, among other things, the adoption of uniform standards for the electronic exchange of information in common healthcare transactions, as well as standards relating to the privacy and security of individually identifiable health information, which require the adoption of administrative, physical and technical safeguards to protect such information. Among other things, HITECH makes HIPAA’s security standards directly applicable to business associates, defined as independent contractors or agents of covered entities, which include certain health care providers, health plans, and healthcare clearinghouses, that create, receive, maintain, transmit, or obtain protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities and business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, certain state laws govern the privacy and security of health information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and criminal penalties.

Additionally, the federal Physician Payments Sunshine Act, or the Sunshine Act, within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not pre-empted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which is set to replace the current Clinical Trials Directive 2001/20/EC. It is expected that the new Clinical Trials Regulation (EU) No 536/2014 will apply following confirmation of full functionality of the Clinical Trials Information System, the centralized European Union portal and database for clinical trials foreseen by the regulation, through an independent audit. The regulation becomes applicable six months after the European Commission publishes notice of this confirmation. It will overhaul the current system of approvals for clinical studies in the EU. Specifically, the new regulation, which will be directly applicable in all member states, aims at simplifying and streamlining the approval of clinical studies in the EU. For instance, the new Clinical Trials Regulation provides for a streamlined application procedure via a single point and strictly defined deadlines for the assessment of clinical study applications.

European Union drug review and approval

In the United Kingdom and the European Economic Area, or EEA, comprising the 27 Member States of the European Union plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

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

European data collection

The collection, use, storage, disclosure, transfer, or processing of personal data, including personal health data, in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EU or the monitoring of the behavior of data subjects in the EU. The GDPR enhances data protection obligations for data controllers of personal data (including stringent requirements relating to the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, safeguards to protect the security and confidentiality of personal data, and other measures to take when engaging third-party processors) and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non‑material damages resulting from infringement of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. Given the breadth and depth of changes in data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we may be required to put in place additional mechanisms ensuring compliance with the new data protection rules. This may be onerous and adversely affect our business, financial condition, results of operations and prospects. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

Brexit and the regulatory framework in the United Kingdom

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as “Brexit”). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which European Union pharmaceutical law remains applicable to the United Kingdom. This transition period is due to end on December 31, 2020. Since the regulatory framework for pharmaceutical products in the United Kingdom covering quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorization, commercial sales and distribution of pharmaceutical products is derived from European Union directives and regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom. It remains to be seen how, if at all, Brexit will impact regulatory requirements for product candidates and products in the United Kingdom.

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

•

imposed a requirement on manufacturers of branded drugs to provide a 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point‑of‑sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.

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

•

imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to CMS by the 90th day of each calendar year.

•

established a new Patient‑Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient‑Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending. Funding has been allocated to support the mission of the Center for Medicare and Medicaid Innovation through 2020.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business.

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

Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out‑of‑Pocket Costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug‑pricing dashboard to make price increases and generic competition more transparent. In addition, the Department of Health and Human Services, or HHS, released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.  While many of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

Additionally, on December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional congressional action is taken. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

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

Employees

As of March 23, 2020, we employed  43 full‑time employees, including 29 in research and development and 14 in general and administrative, and no part‑time employees. 12 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective‑bargaining arrangements. We consider our relationship with our employees to be good.

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

Risks related to our business, financial position, and need for additional capital

We are a clinical‑stage biopharmaceutical company with  no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical‑stage biopharmaceutical company focused on developing therapeutics for disorders of the brain and nervous system. We were incorporated in June 2015, have no products approved for commercial sale, and have not generated any revenue from product sales. Our operations to date have been limited primarily to organizing and staffing our company, raising capital, and conducting research and development activities for our product candidates.

We have not yet obtained marketing approval for any product candidates, manufactured a commercial scale product on our own or through a third party, or conducted sales and marketing activities necessary for successful product commercialization. Our future success and viability are subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early‑stage biopharmaceutical companies in rapidly evolving fields, and we have not yet demonstrated an ability to successfully overcome such risks and difficulties. If we do not address these risks and difficulties successfully, our business will suffer.

COVID-19 may materially and adversely affect our business and our financial results.

The recent outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 has already and could further adversely impact our clinical and/or preclinical studies. For example, due to the COVID-19 pandemic, on March 27, 2020, we temporarily suspended the enrollment of new patients in our ongoing Phase 2 studies of NYX-2925 in painful DPN and fibromyalgia and our Phase 2 study of NYX-458 in mild cognitive impairment associated with Parkinson’s disease. COVID-19 has resulted in disruptions in our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and has delayed enrollment in our clinical studies due to prioritization of hospital resources toward the outbreak and restrictions in travel. Furthermore, some patients may be unwilling to enroll in our studies or be unable to comply with clinical study protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical studies or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. The negative impacts COVID-19 has had to patient enrollment or treatment or the timing and execution of our clinical studies have caused and could cause further costly delays to our clinical study activities. We cannot provide any assurances about when any of our clinical studies that have suspended enrollment as a result of COVID-19 might reinitiate enrollment or that their enrollment will be reinitiated at all. For those clinical studies that currently remain ongoing, we cannot provide any assurances that the measures that we have taken to date, or may in the future take, will continue to allow us to mitigate and manage COVID-19-related disruptions, and COVID-19 may require us to delay or pause enrollment, dosing, or data collection in such studies as a result of negative impacts to site initiation, participant recruitment and enrollment, participant randomization and dosing, distribution of clinical study materials, study monitoring, or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, and interpretability of such clinical data as a result of deviations from clinical study protocols, disruptions in patient screening or dosing (for instance, as a result of inabilities to supply study drug direct-to-patients via delivery or courier), or disruptions in patient evaluations (for instance, as a result of inabilities to conduct study visits while following local public health requirements or inabilities to conduct remote assessments). Any of these effects could adversely affect our ability to advance our product candidates in the manner and on the timelines presently planned, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. Business disruptions, including those affecting our ongoing and planned clinical studies, may negatively affect the accuracy of our estimates regarding capital requirements and needs for additional financing or our ability to produce accurate and timely financial statements. We may incur additional liabilities related to business disruptions caused by COVID-19, including those related to our employees, our agreements with third parties, and our interactions with governmental authorities. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation and financial condition.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock and our initial public offering, or IPO, and a follow-on offering of our equity to the public. From our inception through December 31, 2019, we have received net proceeds of $271.2 million from such transactions. As of December 31, 2019, our cash and cash equivalents were $98.8 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $162.9 million as of December 31, 2019. On January 14, 2020, we completed a follow-on public offering of our common stock pursuant to an effective registration statement on Form S-3. We sold an aggregate of 11,691,666 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $33.3 million after deducting underwriting discounts and commissions as well as other offering expenses.

Substantially all of our operating losses have resulted from costs incurred in connection with general and administrative costs associated with our operations, and our research and development programs, including for our preclinical and clinical product candidates and our discovery platform. We expect to incur increasing levels of operating losses over the next several years and for the foreseeable future. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital. We expect our research and development expenses to significantly increase in connection with our clinical studies of our product candidates. In addition, if we obtain marketing approval for our product candidates, we will incur significant sales and marketing, legal, and outsourced‑manufacturing expenses. In addition, we will incur additional costs associated with operating as a public company. As a result, we expect to continue to incur significant and increasing operating losses for the foreseeable future. Because of the numerous risks and uncertainties associated with developing pharmaceutical products, we are unable to predict the extent of any future losses or when we will become profitable, if at all. Even if we do become profitable, we may not be able to sustain or increase our profitability on a quarterly or annual basis.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. The precise number of people with painful diabetic peripheral neuropathy, or DPN, fibromyalgia, post-traumatic stress disorder, or PTSD, and Parkinson’s disease mild cognitive impairment is unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We currently have three lead product candidates, NYX‑2925, NYX‑783, and NYX‑458. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates and ensuring replenishment of our portfolio.

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

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

•	our product candidates may not successfully complete preclinical or clinical studies, including as a result of disruptions related to COVID-19;
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

We have focused our research and development efforts on addressing disorders of the brain and nervous system, including painful DPN, fibromyalgia, PTSD, and Parkinson’s disease cognitive impairment. Efforts by biopharmaceutical companies in the field of disorders of the brain and nervous system have seen limited successes in drug development. There are few effective therapeutic options available for patients with painful DPN, fibromyalgia, PTSD, or Parkinson’s disease cognitive impairment. Our future success is highly dependent on the successful development of our discovery platform technology and our product candidates for treating disorders of the brain and nervous system. Developing and, if approved, commercializing our product candidates for treatment of disorders of the brain and nervous system subjects us to a number of challenges, including engineering product candidates and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in subject enrollment in our clinical studies for a variety of other reasons, including:

•	disruptions related to COVID-19;
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

There is no precise method of establishing the actual number of people with disorders of the brain and nervous system in any geography over any time period. We estimate that neuropathic pain affects approximately 18 million people in the United States, and approximately 5.5 million of those suffer from painful DPN and more than 5 million suffer from fibromyalgia. It is estimated that over 8.5 million people suffer from PTSD. We estimate that more than half of the approximately 1 million people with Parkinson’s disease in the United States suffer from either dementia or mild cognitive impairment. If the actual number of people with disorders of the brain and nervous system is lower than we believe, we may experience difficulty in enrolling subjects in our clinical studies, thereby delaying development of our product candidates.

We have experienced and may continue to experience slower than what may be considered typical durations for subject enrollment as a result of our strict enrollment criteria in our painful DPN, fibromyalgia, PTSD, and Parkinson’s disease studies. If we are unable to successfully enroll subjects in a timely way for the clinical studies for our product candidates, our clinical studies could be significantly delayed, which could materially affect our financial condition and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process, including as a result of external factors such as COVID-19. The results of preclinical studies of our product candidates may not be predictive of the results of early‑stage or later‑stage clinical studies, and results of early‑stage clinical studies of our product candidates may not be predictive of the results of later‑stage clinical studies. The results of clinical studies in one set of subject or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and lack of adherence to the dosing regimen and other clinical study protocols, and the rate of dropout among clinical study participants. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later‑stage clinical studies due to lack of efficacy or safety issues, notwithstanding promising results in early‑stage studies. This is particularly true in disorders of the brain and nervous system, where failure rates historically have been higher than in other disease areas. Most product candidates that begin clinical studies are never approved by regulatory authorities for commercialization.

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

•	disruptions related to COVID-19;
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
•

challenges in recruiting and enrolling subjects to participate in clinical studies, the proximity of subjects to study sites, eligibility criteria for the clinical study, including for example our strict enrollment criteria in our painful DPN, fibromyalgia, PTSD, and Parkinson’s disease studies, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;

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

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results.  In addition, a clinical study may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board, or DSMB, overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

•	concerns related to COVID-19;
•	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;
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

The FDA has significant post‑marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post‑marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post‑approval, the submission of a REMS. Many chronic pain therapies have been recognized as drugs of abuse and require REMS. For example, while NYX‑2925 has been well tolerated in clinical studies to date and has shown low abuse potential in preclinical drug discrimination and abuse liability studies, the FDA may still determine that NYX‑2925 requires a REMS program. Any REMS required by the FDA may lead to increased costs to assure compliance with new post‑approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

Companies that we are aware are developing or commercializing NMDAr‑targeted therapies include companies with significant financial and/or scientific resources, such as Acadia Pharmaceuticals Inc., Adamas Pharmaceuticals Inc., Allergan plc, Avanir Pharmaceuticals, Inc., Axsome Therapeutics, Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cadent Therapeutics, Inc., Cerecor Inc., Eli Lilly and Company, Genentech Inc., Intra‑Cellular Therapies, Inc., Janssen Pharmaceuticals, Inc., NeuroRx, Inc., Newron Pharmaceuticals S.p.A., Otonomy, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., UCB S.A., and Vistagen Therapeutics, Inc.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

•

the FDA or comparable foreign regulatory authorities may raise concerns with the quality, completeness, and interpretability of our clinical data as a result of COVID-19-related disruptions in clinical studies;

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

Although we do not currently have any products on the market, once we begin commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third‑party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

•

the federal Anti‑Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, arrangement or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

•

the federal civil and criminal false claims laws, including the federal False Claims Act, and federal civil monetary penalties laws imposes civil penalties, including those from civil whistleblower or qui tam actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false, fictitious or fraudulent; knowingly,  making or causing a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or to knowingly or knowingly and improperly avoid, decrease, or conceal an obligation to pay money to the federal government. A claim that includes items or services resulting from a violation of the AKS constitutes a false or fraudulent claim under the federal civil False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

•

the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

•

HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

•

the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, or the ACA, require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services, or HHS, information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and teaching hospitals, as well as physician ownership and investment interests, including such interests held by their immediate family. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and

•

analogous state and foreign laws and regulations, such as state anti‑kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non‑governmental third‑party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018). State laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

Ensuring that our future business arrangements with third parties comply with applicable healthcare laws and regulations could be costly. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations, including anticipated activities to be conducted by our sales team, were found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal, and administrative penalties, damages, fines, and exclusion from government funded healthcare programs, such as Medicare and Medicaid, individual imprisonment, reputational harm,  and the curtailment or restructuring of our operations, as well as additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, any of which could substantially disrupt our operations. If any of the physicians or other providers or entities with whom we expect to do business is found not to be in compliance with applicable laws, they may be subject to criminal, civil, or administrative sanctions, including exclusions from government funded healthcare programs.

Data collection in Europe and some U.S. states are governed by restrictive regulations governing the use, processing, and cross-border transfer of personal information.

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EU, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further, the United Kingdom’s decision to leave the EU, often referred to as Brexit, has created uncertainty with regard to data protection regulation in the United Kingdom. In particular, it is unclear how data transfers to and from the United Kingdom will be regulated now that the United Kingdom has left the EU.

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

•	expanded the entities eligible for discounts under the 340B Drug Discount Program;
•	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;

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

•

a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point‑of‑sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the Trump Administration has issued various Executive Orders which eliminated cost sharing subsidies and various provisions that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business. Moreover, in May 2018, the Trump administration released its “American Patients First Blueprint” to lower drug prices and reduce out‑of‑pocket costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug‑pricing dashboard to make price increases and generic competition more transparent. In addition, HHS released a Request for Information, or RFI, soliciting public input on ways to lower drug pricing. Together, the recommendations in the Blueprint and RFI, if enacted by Congress and HHS, could lead to changes to Medicare Parts B and D, including the transition of certain drugs covered under Part B to Part D or the offering of alternative purchasing options under the Competitive Acquisition Program that currently applies to selected drugs and biologics covered under Part B. Effective January 1, 2020, Medicare Advantage Plans will allow the option to use step therapy for Part B. While most of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029, unless additional Congressional action is taken. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Further, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. In May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019.

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

It is likely that federal and state legislatures within the United States and foreign governments will continue to consider changes to existing health care legislation. We cannot predict the reform initiatives that may be adopted in the future or whether initiatives that have been adopted will be repealed or modified. The continuing efforts of the government, insurance companies, managed care organizations, and other health care payors to contain or reduce costs of health care may adversely affect the demand for any product candidates for which we may obtain regulatory approval, our ability to set a price that we believe is fair for our products, our ability to obtain coverage and reimbursement approval for a product, our ability to generate revenue and achieve or maintain profitability, and the level of taxes that we are required to pay.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our product candidates that we elect to develop as drug product candidates and that are subsequently approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The regulatory and market implications of the notice of proposed rulemaking and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

In July 2015, we entered into the Allergan Research Collaboration Agreement, focused on the research and discovery of small molecules that modulate NMDArs and is set to reach its natural term in mid-2020 and, if not renewed, will expire. Under the Allergan Research Collaboration Agreement, Allergan and we may exercise the right to pick certain product candidates from a pool of eligible compounds (which were selected based upon the results of a mutually agreed set of screening assays of molecules from our drug discovery platform) in alternating fashion. On May 16, 2018, Allergan exercised its option to acquire the compound designated AGN‑241751, triggering payment of a $1.0 million option fee in connection with such exercise. Allergan may also exercise its option to acquire up to two more of its selected compounds and must pay an option exercise fee for each such compound. The collaboration involves a complex allocation of rights. Under this agreement, each time Allergan exercises its option right with respect to a particular compound, Allergan will exclusively own the intellectual property rights specific to such compound and we will not be permitted to develop or commercialize such compound. When Allergan exercises one of its options with respect to a particular compound, we will not be entitled to any milestones, royalties, or other downstream revenue with respect to that compound other than the $1.0 million exercise fee. When Allergan exercises its option on a compound that ultimately generates any revenue, we are not entitled to receive any of the resulting revenue from such product candidate and, as a result, may not realize the economic benefits of a compound we generated from our discovery platform. We cannot provide any assurance that this collaboration will enhance our business or that we will achieve significant benefits from the collaboration. In June 2019, Allergan and AbbVie Inc., or AbbVie, announced that they had entered into a definitive transaction agreement under which AbbVie will acquire Allergan. In March 2020, Allergan and AbbVie announced that the acquisition is expected to close in May 2020, subject to the satisfaction of closing conditions. We do not know what, if any, impact this transaction will have on the Allergan Research Collaboration Agreement or our collaboration with Allergan. Moreover, we cannot provide any assurance with respect to the success of the collaboration. See “Business—Research collaboration agreement with Allergan” for more detail.

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

•	experience business disruptions as a result of COVID-19;
•	have staffing difficulties;
•	fail to comply with contractual obligations;
•	experience regulatory compliance issues;
•	undergo changes in priorities or become financially distressed; or
•	form relationships with other entities, some of which may be our competitors.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. For example, our product candidates are spiro‑beta lactams which may require our manufacturers to manufacture them in specifically isolated facilities. If our contract manufacturers cannot successfully manufacture material, such as spiro‑beta lactams, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. We are also unable to predict how changing global economic conditions or potential global health concerns such as COVID-19 will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

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

We currently depend on single‑source suppliers for our active ingredients used in, and processes required to develop, our product candidates. In particular, we rely on Sai to produce custom chemical synthesis of the compounds used in our product candidates such as spiro‑beta lactam. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single‑source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. In particular, given our use of the compound spiro‑beta lactam, Sai will need to comply with certain regulatory and contractual requirements which significantly limit our ability to find alternative sources of supply. There are a limited number of suppliers that have the requisite facilities that comply with the required regulatory standards, which may lead to a supply gap in the unexpected event that Sai is unable to provide our products. These new vendors may be unable or unwilling to meet our future demands for our clinical studies or commercial sale. Any disruption in supply from Sai or any other single‑source supplier or service provider, including disruptions related to COVID-19, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects. If we have to switch to a replacement supplier, the manufacture and delivery of our compounds could be interrupted for an extended period, adversely affecting our business.

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

Filing and prosecuting patent applications, and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. For many of the patent families that we own, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, we will need to decide whether and where to pursue protection outside the United States. For patent families relating to NYX‑2925 and NYX‑783 and to NYX-458, we have chosen to pursue patent protection in only the United States, Mexico, Canada, and certain jurisdictions in Europe, Asia, Australia, and South America

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

As of March 23, 2020,  we had  43 full‑time employees and no part‑time employees. We may experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of technology research, product development and manufacturing, clinical affairs, regulatory affairs and, if any of our product candidates are submitted for or receive marketing approval, sales, marketing and distribution. To manage potential development and expansion, we must continue to implement and improve our managerial, operational, and financial systems, expand our facilities, and continue to recruit and train additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from its day‑to‑day activities and devote a substantial amount of time to managing these development activities. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to retain our management team and to attract, retain, and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and biopharmaceuticals industries depends upon our ability to attract and retain highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. For instance, as a result of recent declines in our stock price, we have implemented retention measures intended to incentivize employees to continue their employment with us. However, we can provide no assurances that our retention measures will succeed in this objective, including if our stock price continues to decline.

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

We maintain product liability insurance coverage for our clinical studies with a $10.0 million annual aggregate coverage limit. Nevertheless, our insurance coverage may be insufficient to reimburse us for any expenses or losses we may suffer. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses, including if insurance coverage becomes increasingly expensive. If and when we obtain marketing approval for our product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may not be able to obtain this product liability insurance on commercially reasonable terms. Large judgments have been awarded in class action lawsuits based on drugs that had unanticipated side effects. The cost of any product liability litigation or other proceedings, even if resolved in our favor, could be substantial, particularly in light of the size of our business and financial resources. A product liability claim or series of claims brought against us could cause our stock price to decline and, if we are unsuccessful in defending such a claim or claims and the resulting judgments exceed our insurance coverage, our financial condition, business, and prospects could be materially adversely affected.

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

Pursuant to Section 404 of the Sarbanes‑Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could result in sanctions or other penalties that would harm our business.

We are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes‑Oxley Act, and the rules and regulations of The Nasdaq Stock Market. The Sarbanes‑Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. Effective with our fiscal year ending December 31, 2019, we must perform system and process design evaluation and testing of the effectiveness of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting in our Form 10‑K filing for that year, as required by Section 404 of the Sarbanes‑Oxley Act. This will require that we incur substantial additional professional fees and internal costs to expand our accounting and finance functions and that we expend significant management efforts. Prior to our IPO, we were never required to test our internal controls within a specified period and, as a result, we may experience difficulty in meeting these reporting requirements in a timely manner.

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

As a public company, we need to establish and maintain effective disclosure and financial controls and make changes in our corporate governance practices. If we were to move out of an “emerging growth company”, we will need to hire additional accounting and financial personnel with appropriate public company experience and technical accounting knowledge, and it may be difficult to recruit and maintain such personnel. Even if we are able to hire appropriate personnel, our existing operating expenses and operations will be impacted by the direct costs of their employment and the indirect consequences related to the diversion of management resources from product development efforts.

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

As of December 31, 2019, we had federal and state net operating loss, or NOL, carryforwards of $146.4 million and $13.9 million, respectively. Of the $146.4 million federal NOL carryforwards, $49.0 million will begin to expire in 2035 and the remaining $97.4 million has an indefinite carryforward period as a result of the TCJA. However, NOLs arising in tax years beginning after December 31, 2017, NOL carryforwards will be limited to 80% of taxable income. Under Section 382 of the Code, changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize NOL carryforwards and research and development tax credit carryforwards before they expire. During 2018, we performed a detailed analysis of historical and current Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $7.1 million of NOLs arising prior to May 2016, we expect the entire remaining federal NOL carryforward will not be subject to limitations under Section 382 of the Code. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 of the Code and have a material adverse effect on our results of operations in future years.

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including any recession, depression or other sustained adverse market event resulting from the spread of COVID-19. A global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis years ago, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

We, or the third parties upon whom we depend, may be adversely affected by earthquakes or other natural disasters or pandemics, including COVID-19, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes or other natural disasters or pandemics, including COVID-19, could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition, and prospects. If a natural disaster, power outage, or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third‑party contract manufacturers and suppliers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place may prove inadequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our contractors or consultants. In addition, outside parties may attempt to penetrate our systems or those of our contractors or consultants or fraudulently induce our personnel or the personnel of our contractors or consultants to disclose sensitive information in order to gain access to our data and/or systems. We may experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber‑attacks. The number and complexity of these threats continue to increase over time, including as a result of employees working remotely in response to COVID-19. If a material breach of our information technology systems or those of our contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. In addition, there can be no assurance that our internal information technology systems or those of our third‑party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, in part because our common stock had not been previously traded publicly prior to our IPO. For example, in the year ended December 31, 2019, our common stock’s sales price on The Nasdaq Global Select Market ranged from a low of $2.84 to a high of $19.33. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including, among others:

•

the commencement, enrollment or results of our ongoing and planned clinical trials of our product candidates or any future clinical trials we may conduct, or changes in the development status of our product candidates; adverse results from or delays in clinical trials of our product candidates;

•	the failure of the FDA to approve our product candidates;
•	announcements of new products, technologies, commercial relationships, acquisitions, or other events by us or our competitors;
•	the success or failure of other therapies for disorders of the brain and nervous system;
•	regulatory or legal developments in the United States and other countries;
•	failure of our product candidates, if approved, to achieve commercial success;
•	fluctuations in stock market prices and trading volumes of similar companies;
•	general economic, industry, and market conditions and overall fluctuations in U.S. equity markets, including fluctuations related to COVID-19;
•	variations in our quarterly operating results or those of companies that are perceived to be similar to us;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	changes in accounting principles;
•	our ability to raise additional capital and the terms on which we can raise it;
•	sales of large blocks of our common stock, including sales by our executive officers, directors, and significant stockholders;
•	additions or departures of key personnel;
•	discussion of us or our stock price by the press and by online investor communities;
•	market conditions in the pharmaceutical and biotechnology sectors; and
•	other risks and uncertainties described in these risk factors.

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

Based on 45,534,432 shares outstanding as of March 23, 2020, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately  50% of our voting stock. The existing holdings of our executive officers, directors, principal stockholders, and their affiliates, including investment funds affiliated with Bain Capital Life Sciences, Adams Street, Longitude, and Frazier, represent beneficial ownership, in the aggregate, of approximately 50% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

•	delaying, deferring, or preventing a change of control of us;
•	impeding a merger, consolidation, takeover, or other business combination involving us; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have filed a registration statement on Form S‑8 under the Securities Act to register shares issued or reserved for issuance under our equity incentive plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity incentive plans. These shares are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act.

In addition, as of March 23, 2020, the holders of approximately 14,869,083 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

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

Our bylaws contain exclusive forum provisions, which may limit a stockholder’s ability to bring a claim in a judicial forum it finds favorable and may discourage lawsuits with respect to such claims.

Our amended and restated bylaws provide that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for state law claims for (1) any derivative action or proceeding brought on our behalf; (2) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers or other employees to us or our stockholders; (3) any action asserting a claim against us or any of our current or former directors, officers, employees or stockholders arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or (4) any action asserting a claim governed by the internal affairs doctrine, or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the Northern District of Illinois will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision. We have chosen the United States District Court for the Northern District of Illinois as the exclusive forum for such Securities Act causes of action because our principal executive offices are located in Evanston, Illinois. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing Delaware Forum Provision and the Federal Forum Provision.

On December 19, 2018, in Sciabacucchi v. Salzberg, C.A. No. 2017-0931-JTL (Del. Ch.), the Court of Chancery of the State of Delaware issued a decision declaring that federal forum selection provisions that purport to require claims under the Securities Act be brought in federal court are ineffective and invalid under Delaware law. However, that decision was appealed to the Delaware Supreme Court and on March 18, 2020, the Delaware Supreme Court reversed the Court of Chancery and ruled that such federal forum selection provisions are “facially valid” under Delaware law. In light of the Delaware Supreme Court’s ruling, we intend to enforce our Federal Forum Provision designating the Northern District of Illinois as the exclusive forum for Securities Act claims.

We recognize that the Delaware Forum Provision and the Federal Forum Provision may impose additional litigation costs on stockholders who assert the provision is not enforceable and may impose more general additional litigation costs in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware or the State of Illinois. Additionally, these forum selection clauses in our amended and restated bylaws may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage such lawsuits against us and our directors, officers and employees even though an action, if successful, might benefit our stockholders. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the Northern District of Illinois may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

As of March 23, 2020, we had approximately 132 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended the enrollment of new patients in these two Phase 2 studies, with patients already enrolled permitted to continue as per protocol. NYX-783 is in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. We are currently enrolling an initial exploratory Phase 2 study to evaluate safety, tolerability, and signals of efficacy of NYX-783 in approximately 150 patients with PTSD. To date, approximately 80% of the target enrollment has been achieved. While we have been able to manage and mitigate site-level disruptions to this study caused by the COVID-19 pandemic to date, we are actively and continuously monitoring any further impacts the COVID-19 pandemic may have on this study. NYX-458 is in Phase 2 clinical development for the treatment of mild cognitive impairment associated with Parkinson’s disease. We initiated an initial exploratory Phase 2 study of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges introduced by the COVID-19 pandemic to patient recruitment, screening, and randomization, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in this study may continue as per protocol.

The recent outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread globally, including to the United States and European countries. The continued spread of COVID-19 has already and could further adversely impact our clinical and/or preclinical studies. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. See “Risk Factors—Risks related to our business, financial position, and need for additional capital—COVID-19 may materially and adversely affect our business and our financial results.” The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 or the effectiveness of actions to contain and treat for COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition.

We believe that our available funds will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third‑party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, including as a result of COVID-19. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the impacts of COVID-19, our ability to successfully enroll subjects in a timely way for the clinical studies, and the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material revenues or net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc. and research and development grants from the U.S. government which have no repayment or royalty obligations.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

•	the impacts of COVID-19;
•	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
•	clinical study enrollment rate or design;
•	the manufacturing of our product candidates;
•	our ability to obtain and maintain intellectual property protection for our product candidates;
•	significant and changing government regulation;
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

Results of operations

Comparison of years ended December 31, 2019 and 2018

The following table summarizes our results of operations for the years ended December 31, 2019 and 2018 (in thousands):

	Year
	ended December 31,		Increase
	2019	2018	(Decrease)
Collaboration revenue	$3,669	$4,932	$(1,263)
Grant revenue	—	1,642	(1,642)
Total revenues	3,669	6,574	(2,905)
Operating expenses:
Research and development	44,330	48,788	(4,458)
General and administrative	18,952	12,674	6,278
Total operating expenses	63,282	61,462	1,820
Loss from operations	(59,613)	(54,888)	4,725
Other income	2,203	1,607	596
Net loss and comprehensive loss	$(57,410)	$(53,281)	$4,129

Collaboration revenue

Collaboration revenue was $3.7 million for the year ended December 31, 2019, compared to $4.9 million for the year ended December 31, 2018 and is attributable to the research collaboration with Allergan. The decrease of 1.2 million was primarily due to the following:

•	$0.2 million decrease of goods and services within the research collaboration agreement with Allergan; and
•	$1.0 million decrease due to Allergan’s exercise of its option in May 2018 to acquire exclusive rights to develop and commercialize AGN-241751 under the research collaboration agreement with Allergan.

Grant revenue

The decrease of $1.6 million of grant revenue was primarily driven by a reduction in our research and development costs incurred under our grants from the U.S. government, as the activities underpinning our outstanding grants were completed in the first half of 2018 and, accordingly, we did not generate any grant-related revenues for the year ended December 31, 2019.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2019 and 2018 (in thousands):

	Year
	ended December 31,		Increase
	2019	2018	(Decrease)
NYX-2925	$11,304	$21,240	$(9,936)
NYX-783	8,001	3,823	4,178
NYX-458	6,009	3,245	2,764
Preclinical research and discovery programs	6,067	7,645	(1,578)
Personnel and related costs	12,949	12,835	114
Total research and development expenses	$44,330	$48,788	$(4,458)

Research and development expenses were $44.3 million for the year ended December 31, 2019, compared to $48.8 million for the year ended December 31, 2018. The decrease of $4.5 million was primarily due to the following:

•

approximately $9.9 million decrease for clinical, regulatory, and drug product costs related to NYX-2925, as a result of the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN in 2018, enrollment efforts for an exploratory clinical study in patients with fibromyalgia that completed in the first half of 2019, partially offset by activities relating in the initiation of two Phase 2b chronic pain studies in the second half of 2019;

•	approximately $4.2 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;

•	approximately $2.8 million increase for clinical, regulatory and drug product costs related to the development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;

•	approximately $1.6 million decrease for costs associated with our preclinical research efforts with external research organizations; and

•	approximately $0.1 million increase for costs related to employee compensation and related support.

General and administrative expenses

General and administrative expenses were $19.0 million for the year ended December 31, 2019, compared to $12.7 million for the year ended December 31, 2018. The increase of $6.3 million was primarily driven by increased personnel related costs, including an increase of $4.1 million of non-cash share-based compensation expenses, as well as increased professional fees and insurance costs to support ongoing business operations, patent-related matters, and to comply with obligations associated with being a publicly traded company.

Other income

We recorded $2.2 million of other income for the year ended December 31, 2019, compared to $1.6 million for the year ended December 31, 2018. This was due to increased interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through December 31, 2019, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, and our IPO. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government.

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

On July 1, 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of December 31, 2019, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

As of December 31, 2019, we had cash and cash equivalents of $98.8 million. We invest our cash equivalents in liquid money market accounts

On January 14, 2020, we completed a follow-on public offering of our common stock pursuant to an effective registration statement on Form S-3. We sold an aggregate of 11,691,666 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $33.3 million after deducting underwriting discounts and commissions as well as other offering expenses.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

•	seek to address and recover from impacts of COVID-19;

•	advance the clinical development of our lead product candidates;
•	continue to improve the manufacturing process for our product candidates; and manufacture clinical supplies as our development progresses;
•	continue the research and development of our preclinical product candidates;
•	seek to identify and develop additional product candidates;
•	maintain, expand, and protect our intellectual property portfolio;
•	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2019, when combined with the proceeds received from our follow-on offering discussed above, will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, including as a result of COVID-19. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the effects of COVID-19, our ability to successfully enroll subjects in a timely way for the clinical studies and the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended
	December 31,
	2019	2018
Net cash (used in) provided by:
Operating activities	$(52,087)	$(47,448)
Investing activities	(39)	(407)
Financing activities	192	106,374
Net (decrease) increase in cash, cash equivalents and restricted cash	$(51,934)	$58,519

Operating activities

During the year ended December 31, 2019, our cash used in operating activities was primarily due to our net loss of $57.4 million, partially offset by non‑cash charges of $9.5 million, consisting primarily of $9.0 million in stock‑based compensation and $0.5 million in depreciation and amortization.  Net cash used in changes in our operating assets and liabilities of $4.2 million consisted primarily of a use of cash driven by changes in prepaid expenses and other assets, accounts payable and accrued expenses and other liabilities.

During the year ended December 31, 2018, our cash used in operating activities was primarily due to our net loss of $53.3 million, partially offset by non‑cash charges of $3.8 million, consisting primarily of $3.3 million in stock‑based compensation and $0.5 million in depreciation and amortization. Net cash provided by changes in our operating assets and liabilities consisted of a $2.0 million use of cash driven by changes in prepaid expenses and other assets, accounts receivable, accounts payable and accrued expenses and other liabilities.

Investing activities

Net cash used in investing activities was less than $0.1 million during the year ended December 31, 2019, consisting of purchases of laboratory equipment.

Net cash used in investing activities was $0.4 million during the year ended December 31, 2018, consisting of purchases of property and equipment, primarily laboratory equipment and leasehold improvements.

Financing activities

Net cash provided by financing activities was $0.2 million during the year ended December 31, 2019, consisting of proceeds received from the exercise of stock options offset by payment of deferred offering costs.

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

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Less than	1 to 3	3 to 5	More than
Contractual Obligations:	1 year	years	years	5 years	Total
Operating leases	$864	$1,466	$—	$—	$2,330
Total contractual obligations	$864	$1,466	$—	$—	$2,330

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

The fair value of our common stock is determined based on the quoted market price of our common stock. Prior to our IPO, the estimates in determining our stock‑based compensation valuations were highly complex and subjective, and since our stock was not publicly traded, our board of directors estimated the fair value of our common stock at various dates, with input from management, considering our then most recently available third-party valuations of common stock and its assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. The grant date fair value of our options is determined using the Black‑Scholes option‑pricing model. The expected term of our options has been determined utilizing the “simplified method” for awards that qualify as “plain‑vanilla” options. The historical volatility of share values of publicly traded companies within the biotechnology industry are used as a surrogate for the expected volatility of our common stock.  The risk‑free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page 104.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There has been no change of accountants nor any disagreements with accountants on any matter of accounting principles or practices or financial disclosure required to be reported under this Item.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2020 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K,  and is incorporated herein by reference.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aptinyx Inc. (the "Company") as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders' equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2020

We have served as the Company's auditor since 2017.

Aptinyx Inc.

Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$98,849	$150,637
Restricted cash	179	252
Accounts receivable	444	578
Prepaid expenses and other current assets	5,637	1,784
Total current assets	105,109	153,251
Other assets	166	673
Property and equipment, net	1,204	1,690
Total assets	$106,479	$155,614
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,555	$1,889
Accrued expenses and other current liabilities	3,341	3,996
Total current liabilities	4,896	5,885
Other long-term liabilities	272	418
Total liabilities	$5,168	$6,303
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of December 31, 2019 and December 31, 2018, 33,739 and 33,341 issued and outstanding as of December 31, 2019 and December 31, 2018	337	333
Additional paid-in capital	263,922	254,516
Accumulated deficit	(162,948)	(105,538)
Total stockholders’ equity	$101,311	$149,311
Total liabilities and stockholders’ equity	$106,479	$155,614

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended
	December 31,
	2019	2018
Revenues:
Collaboration revenue	3,669	4,932
Grant revenue	—	1,642
Total revenues	$3,669	$6,574
Operating expenses:
Research and development	44,330	48,788
General and administrative	18,952	12,674
Total operating expenses	63,282	61,462
Loss from operations	(59,613)	(54,888)
Other income	2,203	1,607
Net loss and comprehensive loss	$(57,410)	$(53,281)
Net loss per share attributable to common stockholders, basic and diluted	$(1.71)	$(2.64)
Weighted-average number of common shares outstanding, basic and diluted	33,556	20,199

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

	Series A‑1		Series A‑2		Series B						Total
	convertible		convertible		convertible				Additional		stockholders’
	preferred stock		preferred stock		preferred stock		Common stock		paid-in	Accumulated	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	capital	deficit	(deficit)
Balance at January 1, 2018	151,773	$22,650	173,453	$39,979	234,955	$69,757	5,342	$53	$12,486	$(52,257)	$(39,718)
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	293	3	(3)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	3,318	—	3,318
Conversion of preferred stock upon IPO	(151,773)	(22,650)	(173,453)	(39,979)	(234,955)	(69,757)	20,306	203	132,183	—	132,386
Issuance of common stock upon IPO, net of underwriters’ discount and other offering costs of $3,012	—	—	—	—	—	—	7,360	74	106,431	—	106,505
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	40	—	101	—	101
Net loss	—	—	—	—	—	—	—	—	—	(53,281)	(53,281)
Balance at December 31, 2018	—	$—	—	$—	—	$—	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	—	—	—	—	—	—	217	2	(2)	—	—
Stock‑based compensation	—	—	—	—	—	—	—	—	9,036	—	9,036
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	181	2	372	—	374
Net loss	—	—	—	—	—	—	—	—	—	(57,410)	(57,410)
Balance at December 31, 2019	—	$—	—	$—	—	$—	33,739	$337	$263,922	$(162,948)	$101,311

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(57,410)	$(53,281)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	455	457
Loss on disposal of property and equipment	3	—
Stock-based compensation expense	9,036	3,318
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,166)	(260)
Accounts receivable	134	359
Accounts payable	(361)	418
Accrued expenses and other liabilities	(778)	1,541
Net cash used in operating activities	(52,087)	(47,448)
Cash flows from investing activities:
Purchases of property and equipment	(43)	(407)
Proceeds from sale of property and equipment	4	—
Net cash used in investing activities	(39)	(407)
Cash flows from financing activities:
Payment of deferred issuance costs associated with Series B convertible preferred stock financing	—	(232)
Proceeds from stock options exercised	374	101
Proceeds from initial public offering, net of underwriters' discounts	—	109,517
Payment of deferred offering costs	(182)	(3,012)
Net cash provided by financing activities	192	106,374
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,934)	58,519
Cash, cash equivalents and restricted cash, at beginning of period	151,128	92,609
Cash, cash equivalents and restricted cash, at end of period	$99,194	$151,128
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$70	$—
Property and equipment in accounts payable	$11	$—

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

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $162.9 million as of December 31, 2019. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

As of December 31, 2019, the Company had cash and cash equivalents of $98.8 million which, when combined with the proceeds received from the Company’s follow-on offering discussed below (see Note 16), it believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of the issuance of these financial statements.

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

The Company is also authorized to issue 10 million shares of undesignated preferred stock, par value $0.01, in one or more series. As of December 31, 2019, no shares of preferred stock were issued or outstanding.

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

Recently adopted accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC 605”), and creates a new topic, ASC 606, Revenue from Contracts with Customers. Through subsequent targeted amendments, the FASB issued additional ASUs that delayed the effective date of ASC 606 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, licensing, and other improvements and practical expedients. The Company adopted this new standard on January 1, 2019 using the modified retrospective transition method. The Company presents revenue from contracts with customers as collaboration revenue in the Company’s statements of operations. The Company applied this new standard to all contracts with customers that were not complete as of the adoption date and has determined that no cumulative catch-up adjustment to accumulated deficit was required. See Note 4, “Research collaboration agreement with Allergan” for additional information regarding the Company’s single contract that falls within the scope of ASC 606. The Company considered the adoption of ASC 606 compared to what would have been recognized by the Company under the prior revenue standard, ASC 605. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2019.

The Company has determined that the accounting for the Company’s various grant agreements is outside the scope of ASC 606, as the government agencies granting the Company funds are not receiving reciprocal value for their contributions. There are currently no grants outstanding in 2019. Since the accounting for government grants falls outside the scope of ASC 606, the Company has reclassified the grant income earned in 2018 separate and apart from revenue earned from contracts with customers in the Company’s statements of operations to conform to the current year presentation.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on January 1, 2020. The Company has early adopted this new standard on January 1, 2019. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016‑02, Leases (“ASC 842”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short‑term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for the Company in fiscal years beginning after December 15, 2020, and early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASC 842 will have on its financial statements.

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

Accounts receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. During the years ended December 31, 2019 and 2018, one research collaborator, Allergan plc (“Allergan”) represented 100% and 75%, respectively, of the Company’s revenues (see Note 4). The associated accounts receivable were approximately $0.4 million and $0.6 million at December 31, 2019 and 2018, respectively. The Company writes off uncollectible receivables based on specific identification when the likelihood of collection is remote. No allowance was deemed necessary at December 31, 2019 and 2018.

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

	As of
	December 31,
	2019	2018
Cash and cash equivalents	$98,849	$150,637
Short-term and long-term restricted cash	345	491
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$99,194	$151,128

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no Level 3 assets or liabilities as of December 31, 2019 or 2018.

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

Construction-in-progress reflects property and equipment yet to be placed in service.

Impairment of long‑lived assets

Long‑lived assets consist of property and equipment. Long‑lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset group. The Company has not recorded any impairment losses on long‑lived assets for the years ended December 31, 2019 and 2018.

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

Convertible preferred stock

The Company has applied the guidance in ASC 480‑10‑S99‑3A, SEC Staff Announcement: Classification and Measurement of Redeemable Securities and has therefore classified the Series A‑1, Series A‑2 and Series B convertible preferred stock (Note 10) as mezzanine equity. The convertible preferred stock was recorded outside of stockholders’ deficit because, in the event of certain deemed liquidation events considered not solely within the Company’s control, such as a merger, acquisition and sale of all or substantially all of the Company’s assets, the convertible preferred stock would have become redeemable at the option of the holders. In the event of a change of control of the Company, proceeds received from the sale of such shares will be distributed in accordance with the liquidation preferences set forth in the Company’s Amended and Restated Certificate of Incorporation. The Company determined not to adjust the carrying values of the convertible preferred stock to the liquidation preferences of such shares because of the uncertainty of whether or when such an event would occur. As described in Note 1, all previously outstanding convertible preferred stock was converted to common stock upon the completion of the Company’s IPO in June 2018.

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

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2019 and 2018, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred in 2019 or 2018.

Segment data

The Company manages its operations as a single segment for the purposes of assessing performance and making operating decisions. The Company’s singular focus is on advancing therapies to treat disorders of the brain and nervous system. All tangible assets are held in the United States and all revenue is generated in the United States.

Comprehensive loss

Comprehensive loss is equal to net loss as presented in the accompanying statements of operations.

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

Performance obligations

The Company identified the following promised goods or services within the RCA:

•

Research Licenses – the Company provides access to exclusive licenses under all of the Company’s NMDAr technologies, during the research term for the sole purpose of conducting research and development activities (the “Research Licenses”). Historically, the Company’s licenses have held no value to the customer on a standalone basis, as the research compounds were in the early discovery phase and required the Company’s expertise for further development. Accordingly, the Research Licenses are not considered distinct.

•

Research and Development Services – the Company provides research and development services that are  performed on behalf of, or with, Allergan (the “Research and Development Services”). As discussed within Research Licenses above, the Company’s licenses have historically held no value without the specialized research and development services. As the Company generally only provides research and development services for internally generated small molecules that modulate NMDArs which require a license to be utilized by a third party, the Research and Development Services are not considered distinct.

•

Joint Steering Committee – the Company actively participates in a joint steering committee, which allows the Company and its collaboration partner to direct the progression and prioritization of the joint discovery programs. As the JSC would not occur or benefit the customer without the use of the Research Licenses and the related Research and Development Services, and given the Company’s proprietary knowledge of the Research Licenses and the NMDAr technologies, this is not considered distinct.

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

The Company has concluded that there is a single combined performance obligation (comprising the Research Licenses, Research and Development Services and participation on the JSC) which is satisfied over time, as the research and development services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or any future options exercised are not considered a performance obligation until the time of option exercise.

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

During the years ended December 31, 2019 and 2018, the Company recorded expenses of $7.3 million and $7.9 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $3.7 million and $3.9 million during the years ended December 31, 2019 and 2018, respectively. Such reimbursements were reported within collaboration revenue in the statements of operations. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a specific set of indications. For the year ended December 31, 2018, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the statements of operations as there were no remaining performance obligations associated with the optioned compound.

5.       Fair value measurements

Assets measured at fair value as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$97,998	$97,998	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$98,343	$98,343	$—	$—

Assets measured at fair value as of December 31, 2018 are as follows (in thousands):

	December 31,
	2018	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$150,151	$150,151	$—	$—
Money market funds, included in restricted cash	252	252	—	—
Money market funds, included in other assets	239	239	—	—
	$150,642	$150,642	$—	$—

6.       Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31,
	2019	2018
Prepaid clinical	$3,719	$728
Prepaid insurance	994	673
Prepaid manufacturing costs	558	—
Other prepaid expenses and current assets	366	383
Total prepaid expenses and other current assets	$5,637	$1,784

7.       Property and equipment

Property and equipment are as follows (in thousands):

	As of
	December 31,
	2019	2018
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,597	1,571
Leasehold improvements	1,051	1,051
Construction-in-progress	11	—
Less accumulated depreciation	(1,646)	(1,123)
Property and equipment, net	$1,204	$1,690

Depreciation expense was $0.5 million for each of the years ended December 31, 2019 and 2018.

8.       Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	December 31,
	2019	2018
Employee-related expenses	$1,925	$2,043
Development costs and sponsored research	652	915
Clinical trials	410	607
Other	354	431
Total accrued expenses and other current liabilities	$3,341	$3,996

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

Total rent expense, inclusive of lease incentives, under the operating lease agreements amounted to $0.9 million and $0.7 million for the years ended December 31, 2019 and 2018, respectively.

Aggregate future minimum annual rental commitments under these non‑cancelable lease agreements are as follows at December 31, 2019 (in thousands):

Year ending December 31,
2020	$864
2021	876
2022	590
2023	—
2024	—
Thereafter	—
$2,330

10.      Convertible preferred stock and stockholders’ equity

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

Series B preferred stock

On December 11, 2017, the Company entered into a purchase agreement (the “Series B Purchase Agreement”) for a private placement of 234,954,520 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”) in exchange for $69.8 million, net of issuance costs. All 234,954,520 authorized shares of Series B Preferred Stock were designated at $0.29793 per share.

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

Common stock

As of December 31, 2019 and 2018, the Company had reserved common stock for issuance as follows (in thousands):

	As of December 31,
	2019	2018
Stock options issued and outstanding	4,798	3,959
Unvested restricted stock	1,032	195
	5,830	4,154

11.      Stock incentive plan

In October 2015, the Company established a stock option plan (“2015 Plan”) to provide for the issuance of shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights, restricted stock agreements and long‑term performance awards granted to key employees, directors and consultants of the Company.

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The number of shares available for grant under the Company’s 2018 Plan as of December 31, 2019 was 3079,544, which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Plan that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

The number of shares available for grant under the Company’s stock option plan were as follows (in thousands):

Available for grant as of January 1, 2018	2,419
Plan amendment	3,899
Grants	(2,515)
Forfeitures and cancellations	14
Available for grant as of December 31, 2018	3,817
Plan amendment	1,341
Grants	(2,955)
Forfeitures and cancellations	878
Available for grant as of December 31, 2019	3,081

Stock‑based compensation expense

Non‑cash stock‑based compensation expense recognized in the accompanying statements of operations relating to both stock options and restricted stock awards for the years ended December 31, 2019 and 2018 are as follows (in thousands):

	Year ended
	December 31,
	2019	2018
Research and development	$2,442	$866
General and administrative	6,594	2,452
Total stock‑based compensation expense	$9,036	$3,318

Restricted stock awards

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

Non-cash restricted stock award expense recognized in the accompanying statements of operations was $0.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. The total fair value of shares that vested in 2019 was $0.2 million. As of December 31, 2018, there were approximately 195,000 shares of unvested restricted stock outstanding which all subsequently vested in 2019

Restricted stock units

In May 2019, the Company issued an aggregate of 1,183,400 shares of restricted stock units to employees.  The restricted stock units vest in two years from the date of grant.  The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.  There are 21,764 shares of common stock underlying restricted stock outstanding as of December 31, 2019.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2018	-	$-
Issued	1,183	$3.63
Vested	(26)	3.63
Forfeited and canceled	(125)	3.63
Unvested as of December 31, 2019	1,032	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying statements of operations was $1.3 million for the year ended December 31, 2019.  At December 31, 2019, there was $2.6 million of unrecognized compensation cost that will be recognized as expense over a weighted-average period of 1.38 years.

Stock options

During the years ended December 31, 2019 and 2018, the Company granted 1.8  million and 2.5 million stock options, respectively. The options have a ten‑year life and generally vest over a period of four years, subject to continuous employment.

The weighted‑average grant date fair value per share of each option granted during the years ended December 31, 2019 and 2018 was $7.98 and $7.03, respectively. As of December 31, 2019, there was $17.5 million of unrecognized compensation cost related to non‑vested stock options which is expected to be recognized over a weighted‑average period of 2.68 years.

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

The specific assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2019 and 2018 were as follows:

	Year ended December 31,
	2019	2018

Expected volatility	71%-75%	75%
Expected dividends	None	None
Expected option life	5.00 - 6.08 Years	6.08 Years
Risk-free rate	1.38 – 2.72%	2.81 – 3.06%

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, January 1, 2018	1,498	$2.48	8.93	$4,146
Granted	2,515	10.40
Exercised	(40)	2.57
Forfeited and canceled	(14)	4.79
Outstanding, December 31, 2018	3,959	$7.46	8.79	$35,984
Granted	1,772	12.19
Exercised	(181)	2.07
Forfeited and canceled	(752)	11.70
Outstanding, December 31, 2019	4,798	$8.75	8.29	$1,159
Vested and expected to vest at December 31, 2019	4,798	$8.75	8.29	$1,159
Exercisable at December 31, 2019	2,139	$5.64	7.87	$928

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

12.      Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2019 and 2018 (in thousands, except per share data):

	Year ended
	December 31,
	2019	2018
Numerator:
Net loss attributable to common stockholders	$(57,410)	$(53,281)
Denominator:
Weighted-average common shares outstanding—basic and diluted	33,556	20,199
Net loss per share attributable to common stockholders—basic and diluted	$(1.71)	$(2.64)

The following common stock equivalents outstanding as of December 31, 2019 and 2018, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of December 31,
	2019	2018
Stock options issued and outstanding	4,798	3,959
Unvested restricted stock	1,032	195
	5,830	4,154

13.      Employee benefit plan

Effective December 31, 2015, the Company established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 4% of an employee’s eligible annual compensation. The Company has recorded matching contributions of $0.4 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively.

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”) and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs. At December 31, 2019, the Company had a U.S. federal NOL carryforward available to offset future taxable income of $146.4 million. This includes the $7.1 million of gross NOLs that are limited under Sec. 382. Of the $146.4 million, $49.0  million will begin to expire in 2035 and $97.4 million have an indefinite carryforward period and NOL carryforwards will be limited to 80% of taxable income in future years. As of December 31, 2019, the Company had state NOL carryforwards of $13.9 million which have a 12-year carryforward period and will begin to expire starting in 2027.

A reconciliation of the U.S statutory rate to the Company’s effective tax rate is as follows:

Year ended December 31,	2019	2018
Federal rate	21.0%	21.0%
State rate	7.5	7.5
Valuation allowance	(28.6)	(26.8)
Other	0.1	(1.7)
	—%	—%

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

December 31,	2019	2018
Deferred tax assets
Net operating loss	$41,727	$27,749
Stock‑based compensation	2,603	—
Accrued clinical trials	176	322
Accrued compensation	509	582
Accrued expenses and other, net	383	374
Total deferred tax assets	45,398	29,027
Less valuation allowance	(45,398)	(28,963)
Net deferred tax assets	—	64
Deferred tax liabilities
Stock‑based compensation and other, net	—	(64)
Net deferred taxes	$—	$—

Pursuant to Section 382 of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of NOL carryforwards and tax credit carryforwards that may be used in future years. Utilization of the NOL and tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 (“IRC Section 382”) due to ownership change limitations that have occurred previously or that could occur in the future. These ownership changes may limit the amount of NOL and tax credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. During 2018, the Company performed a detailed analysis of their historical and current IRC Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $7.1 million of NOLs arising prior to the Company’s Series A preferred stock financing in May 2016, the entire remaining NOL carryforward is available for immediate use based on the IRC Section 382 analysis performed. There could also be additional ownership changes in the future which may result in limitations on the utilization of NOL carryforwards and credits.

The Company files federal and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. As of December 31, 2019, the Company’s tax years through December 31, 2015 are subject to examination by the U.S. federal and state taxing authorities. The December 31, 2018 tax year is currently under examination by the Internal Revenue Service.

15.      Commitments and contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of December 31, 2019.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2019. The Company does not anticipate recognizing any significant losses relating to these arrangements.

16.      Subsequent events

Public offering of common stock

On January 14, 2020, the Company completed a follow-on public offering of its common stock pursuant to an effective registration statement on Form S-3. The Company sold an aggregate of 11,691,666 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $33.3 million after deducting underwriting discounts and commissions as well as other offering expenses.

COVID-19 Outbreak

In March 2020, the World Health Organization declared the novel coronavirus (COVID-19) a global pandemic. This contagious disease outbreak, which has continued to spread, has adversely affected workforces, economies, and financial markets globally, potentially leading to an economic downturn. The evolving pandemic may affect patient enrollment for the Company’s ongoing Phase 2 clinical studies as patients may avoid or may not be able to travel to clinical study site locations. Similarly, this outbreak could result in the complete or partial closure of one or more of the Company’s clinical study site locations, the CRO, and/or impact the trial monitors and other critical vendors and consultants supporting the trials. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment. Additionally, while the potential economic impact brought by, and the duration of, the COVID-19 pandemic is difficult to assess or predict, the impact of the COVID-19 pandemic on the global financial markets may reduce the Company’s ability to raise additional capital on attractive terms or at all.

The Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations. However, these effects could have a material impact on the Company’s business, financial condition, and results of operations.

Item 16. Form 10‑K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1  to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on June 25, 2018).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on June 25, 2018).

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

4.3	Description of Registrant’s Securities

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

10.3#	2018 Employee Stock Purchase Plan, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S‑1 (File No. 333‑225150 filed with the SEC on June 11, 2018).

10.4#	2018 Senior Executive Cash Bonus Plan, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S‑1(File No. 333‑225150 filed with the SEC on June 11, 2018).

10.5*	Non‑Employee Director Compensation Policy.

10.6#	Form of Indemnification Agreement, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S‑1 (File No. 333‑225150 filed with the SEC on June 11, 2018).

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

Name	Title	Date

/s/ NORBERT G. RIEDEL	Director, President, and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Norbert G. Riedel, Ph.D.

/s/ ASHISH KHANNA	Chief Financial Officer and Chief Business Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2020
Ashish Khanna

/s/ WILBUR H. GANTZ III	Chairman of the Board of Directors	March 30, 2020
Wilbur H. Gantz III

/s/ PATRICK G. ENRIGHT	Director	March 30, 2020
Patrick G. Enright

/s/ HENRY GOSEBRUCH	Director	March 30, 2020
Henry O. Gosebruch

/s/ ELISHA P. GOULD III	Director	March 30, 2020
Elisha P. Gould III

/s/ ROBERT J. HOMBACH	Director	March 30, 2020
Robert J. Hombach

/s/ ADAM M. KOPPEL	Director	March 30, 2020
Adam M. Koppel, M.D., Ph.D.

/s/ RACHEL E. SHERMAN	Director	March 30, 2020
Rachel E. Sherman

/s/ JAMES N. TOPPER	Director	March 30, 2020
James N. Topper, M.D., Ph.D.