Form 10-Q
period 2020-03-31
Aptinyx Inc.
filed 2020-05-14
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 8, 2020 the registrant had 45,655,569 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10‑Q contains forward-looking statements that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10‑Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

•

the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of inititation and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;

•	and other matters related to our business and operations;
•

the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;

•	the potential for our identified research priorities to advance our technologies;
•

the potential benefits of, and our ability to maintain, our collaboration with Allergan plc, or Allergan, and our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;

•

our ability to obtain and maintain regulatory approval of our product candidates, NYX‑2925, NYX‑783, NYX‑458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;

•

our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX‑2925, NYX‑783, NYX‑458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third‑party intellectual property rights;

•	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
•	our ability to commercialize our products in light of the intellectual property rights of others;
•	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
•	our plans to research, develop, and commercialize our product candidates;
•	our ability to attract collaborators with development, regulatory, and commercialization expertise;
•	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
•	the rate and degree of market acceptance and clinical utility of NYX‑2925, NYX‑783, NYX‑458, and any future product candidates we may develop, if approved;
•	the pricing and reimbursement of NYX‑2925, NYX‑783, NYX‑458, and any future product candidates we may develop, if approved;
•	regulatory developments in the United States and foreign countries;
•	our ability to contract with third‑party suppliers and manufacturers and their ability to perform adequately;
•	the success of competing therapies that are or may become available;

•	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
•	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
•	our financial performance;
•	our expectations related to the use of our cash reserves;
•	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
•	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
•	our use of proceeds from the initial public offering; and
•	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$121,020	$98,849
Restricted cash	179	179
Accounts receivable	818	444
Prepaid expenses and other current assets	4,114	5,637
Total current assets	126,131	105,109
Other assets	166	166
Property and equipment, net	1,101	1,204
Total assets	$127,398	$106,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,850	$1,555
Accrued expenses and other current liabilities	2,796	3,341
Total current liabilities	4,646	4,896
Other long-term liabilities	234	272
Total liabilities	$4,880	$5,168
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of March 31, 2020 and December 31, 2019, 45,546 and 33,739 issued and outstanding as of March 31, 2020 and December 31, 2019	455	337
Additional paid-in capital	299,721	263,922
Accumulated deficit	(177,658)	(162,948)
Total stockholders’ equity	$122,518	$101,311
Total liabilities and stockholders’ equity	$127,398	$106,479

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2020	2019
Revenues:
Collaboration revenue	$818	$890
Operating expenses:
Research and development	11,055	12,490
General and administrative	4,899	5,725
Total operating expenses	15,954	18,215
Loss from operations	(15,136)	(17,325)
Other income	426	614
Net loss and comprehensive loss	$(14,710)	$(16,711)
Net loss per share attributable to common stockholders, basic and diluted	$(0.34)	$(0.50)
Weighted-average number of common shares outstanding, basic and diluted	43,835	33,390

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(14,710)	$(16,711)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	108	117
Stock-based compensation expense	2,331	2,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,470	267
Accounts receivable	(375)	162
Accounts payable	134	(553)
Accrued expenses and other liabilities	(511)	575
Net cash used in operating activities	(11,553)	(14,143)
Cash flows from investing activities:
Purchases of property and equipment	(11)	—
Net cash used in investing activities	(11)	—
Cash flows from financing activities:
Proceeds from stock options exercised	244	86
Proceeds from public offering, net of underwriters' discounts	33,672	—
Payment of offering costs	(181)	—
Net cash provided by financing activities	33,735	86
Net increase (decrease) in cash, cash equivalents and restricted cash	22,171	(14,057)
Cash, cash equivalents and restricted cash, at beginning of period	99,194	151,128
Cash, cash equivalents and restricted cash, at end of period	$121,365	$137,071
Supplemental disclosure of non-cash investing and financing activities:
Offering costs not yet paid	$148	$—
Property and equipment in accounts payable	$25	$—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	70	1	(1)	—	—
Stock‑based compensation	—	—	2,000	—	2,000
Issuance of common stock upon exercise of stock options	26	—	86	—	86
Net loss	—	—	—	(16,711)	(16,711)
Balance at March 31, 2019	33,437	$334	$256,601	$(122,249)	$134,686

Balance at January 1, 2020	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	11	—	—	—	—
Stock‑based compensation	—	—	2,331	—	2,331
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $1,733	11,692	117	33,225	—	33,342
Issuance of common stock upon exercise of stock options	104	1	243	—	244
Net loss	—	—	—	(14,710)	(14,710)
Balance at March 31, 2020	45,546	$455	$299,721	$(177,658)	$122,518

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

Liquidity and capital resources

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

As of March 31, 2020, the Company had cash and cash equivalents of $121.0 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “Annual Report”) filed with the SEC on March 30, 2020.

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

Risk and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of: the impact of COVID-19 on future clinical study results, the scope, timing, rate of progress, and expense of the Company’s ongoing as well as any additional preclinical studies, clinical studies, and other research and development activities, clinical study enrollment rate or design, the manufacturing of the Company’s product candidates, significant and changing government regulation, and the timing and receipt of any regulatory approvals.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption.  The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at March 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the timing and ability of the Company to complete certain clinical studies and other efforts required to advance the development of its targets.

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March  31, 2020.

Recently issued accounting pronouncement

In February 2016, the FASB issued ASU No. 2016‑02, Leases (“ASU 2016‑02”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short‑term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for the Company beginning after December 15, 2020, and early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its condensed financial statements.

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

	As of	As of
	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$121,020	$98,849
Short-term and long-term restricted cash	345	345
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$121,365	$99,194

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2020	2019
Prepaid clinical	$2,547	$3,719
Prepaid insurance	544	994
Prepaid manufacturing costs	717	558
Other prepaid expenses and current assets	306	366
Total prepaid expenses and other current assets	$4,114	$5,637

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2020	2019
Employee-related expenses	$562	$1,925
Development costs and sponsored research	673	652
Clinical trials	1,135	410
Other	426	354
Total accrued expenses and other current liabilities	$2,796	$3,341

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), focused on the research and discovery of small molecules that modulate NMDArs. The collaboration is supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, the RCA will terminate upon the earlier of a predetermined anniversary of the RCA or on the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a predefined set of indications.

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

The Company has concluded that there is a single combined performance obligation (comprising the Research Licenses, Research and Development Services, and participation in the JSC) which is satisfied over time, as the Research and Development Services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or any future options exercised are not considered a performance obligation until the time of option exercise.

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

The Company has determined that the option fee is representative of standalone selling price and concluded that it will recognize revenue for the option fee at a point in time, on the date of exercise, due to the significant uncertainty of whether or not Allergan would exercise the option. The Company recognizes the option fee at a point in time because control of the underlying intellectual property transfers to the customer, and the customer is able to use and benefit from the license. The Company has no further rights, interests, or remaining performance obligations associated with any optioned compound, once exercised.

During the three months ended March  31, 2020 and 2019, the Company recorded expenses of $1.6 million and $1.8 million for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.8 million and $0.9 million during the three months ended March  31, 2020 and 2019. Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivable as of both March  31, 2020 and December 31, 2019 relate to amounts owed by Allergan under the RCA.

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

Assets measured at fair value as of March 31, 2020 are as follows (in thousands):

	March 31,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$120,424	$120,424	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$120,769	$120,769	$—	$—

Assets measured at fair value as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$97,998	$97,998	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$98,343	$98,343	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2020	2019
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,622	1,597
Leasehold improvements	1,051	1,051
Construction-in-progress	11	11
Less accumulated depreciation	(1,774)	(1,646)
Property and equipment, net	$1,101	$1,204

Depreciation expense was $0.1 million for each of the three months ended March  31, 2020 and 2019.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year.  On January 1, 2020,  1,349,165 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of March  31, 2020 was 2,758,037.

Stock‑based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to both stock options, restricted stock awards, and restricted stock units for the three months ended March  31, 2020 and 2019 was as follows (in thousands):

	Three months ended
	March 31,
	2020	2019
Research and development	$456	$421
General and administrative	1,875	1,579
Total stock‑based compensation expense	$2,331	$2,000

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2019	4,798	$8.75	8.29	$1,159
Granted	1,939	3.09
Exercised	(104)	2.34
Forfeited and canceled	(214)	6.12
Outstanding, March 31, 2020	6,419	$7.23	8.48	$102
Vested and expected to vest at March 31, 2020	6,419	$7.23	8.48	$102
Exercisable at March 31, 2020	2,439	$6.96	7.45	$100

During the three months ended March 31, 2020 and 2019, the Company granted 1.9 million and 1.0 million stock options, respectively and these options had a weighted-average grant-date fair value of $2.04 and $12.60 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended March  31, 2020 were similar to those as described in the Annual Report. As of March  31, 2020, there was $19.0 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.75 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

In March 2020, the Company issued 4,976 restricted stock awards to a board member that vested immediately on the date of grant. Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was less than $0.1 million for each of the three months ended March  31, 2020 and 2019, respectively. The total fair value of shares that vested in the three months ended March 31, 2020 was less than $0.1 million.  At March 31, 2020, there are no unvested restricted stock awards.

Restricted stock units

In May 2019, the Company issued an aggregate of 1,183,400 restricted stock units to employees.  The restricted stock units vest in two years from the date of grant. The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2019	1,032	$3.63
Issued	—	$—
Vested	(6)	3.63
Forfeited and canceled	(59)	3.63
Unvested as of March 31, 2020	967	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.4 million and $0.0 million for the three months ended March 31, 2020 and 2019, respectively.  At March  31, 2020, there was $2.0 million of unrecognized compensation related to 966,600 unvested restricted stock units that will be recognized as expense over a weighted-average period of 1.13 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March  31, 2020 and 2019 (in thousands, except per share data):

	Three months ended
	March 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(14,710)	$(16,711)
Denominator:
Weighted-average common shares outstanding—basic and diluted	43,835	33,390
Net loss per share attributable to common stockholders—basic and diluted	$(0.34)	$(0.50)

The following common stock equivalents outstanding as of March  31, 2020 and 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti‑dilutive (in thousands):

	As of
	March 31,
	2020	2019
Stock options issued and outstanding	6,419	4,610
Unvested restricted stock	967	104
Total	7,386	4,714

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March  31, 2020 and December 31, 2019.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted in the United States.  The CARES Act, among other things, permits net operating loss (“NOL”) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. Previously, NOLs generated after December 31, 2017 were limited to 80% of taxable income in future years. In addition, the CARES Act allows NOLs incurred in 2018, 2019 and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The NOL carryback provision of the CARES Act had no impact on the Company due to its tax losses generated during all prior years.

10.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March  31, 2020.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March  31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended March  31, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed  financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10‑Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10‑Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

We are a clinical‑stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. Our compounds target and modulate N‑methyl‑D‑aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system. We believe leveraging the therapeutic advantages of the differentiated modulatory mechanism of our compounds will drive a paradigm shift in the treatment of disorders of the brain and nervous system. We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. To date, we have advanced three product candidates from our NMDAr modulator discovery platform into human clinical studies in the areas of post-traumatic stress disorder, or PTSD, chronic pain, and cognitive impairment. The table below depicts the current Phase of development of our pipeline of clinical-stage novel NMDAr modulators.

NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we temporarily suspended the enrollment of new patients in these two Phase 2 studies, with patients already enrolled permitted to continue as per the protocol.

NYX-783 is in Phase 2 clinical development for the treatment of PTSD. We are currently enrolling an exploratory first-in-patient Phase 2 study to evaluate safety, tolerability, and signals of efficacy of NYX-783 in approximately 150 patients with PTSD. To date, we have been able to manage and mitigate site-level disruptions to this study caused by the COVID-19 pandemic and over 90% of the study’s target enrollment has been achieved.

NYX-458 is in Phase 2 clinical development for the treatment of mild cognitive impairment associated with Parkinson’s disease. We initiated an initial exploratory Phase 2 study of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in this study may continue as per the protocol.

The continued spread of the COVID-19 pandemic has already and could further adversely impact our clinical and/or preclinical studies. In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. See “Risk Factors—Risks related to our business, financial position, and need for additional capital—COVID-19 may materially and adversely affect our business and our financial results” in our Annual Report. The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19 and the effectiveness of actions to contain and treat COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition.

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

From our inception through March  31, 2020, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO and $35.1 million of gross proceeds from our follow-on public offering.  See “Liquidity and capital resources.” Our net losses were $57.4 million and $53.3 million for the years ended December 31, 2019 and 2018, respectively, and $14.7 million and $16.7 million for the three months ended March  31, 2020 and 2019, respectively. As of March  31, 2020 we had an accumulated deficit of $177.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

We believe that our available funds will be sufficient to fund our operations for at least the next twelve months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect. We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third‑party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, including as a result of COVID-19. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the impacts of COVID-19, our ability to timely and successfully enroll subjects in our clinical studies, and the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc., and research and development grants from the U.S. government that have no repayment or royalty obligations.

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

•	the timing and receipt of regulatory approvals, if any; and
•	the risks disclosed in the section entitled “Risk Factors” of our Annual Report.

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

Results of operations

Comparison of the three months ended March  31, 2020 and 2019

The following table summarizes our results of operations for the three months ended March  31, 2020 and 2019 (in thousands):

	Three months
	ended March 31,		Increase
	2020	2019	(Decrease)
Revenues:
Collaboration revenue	$818	$890	$(72)
Operating expenses:
Research and development	11,055	12,490	(1,435)
General and administrative	4,899	5,725	(826)
Total operating expenses	15,954	18,215	(2,261)
Loss from operations	(15,136)	(17,325)	(2,189)
Other income	426	614	(188)
Net loss and comprehensive loss	$(14,710)	$(16,711)	$(2,001)

Collaboration revenue

Collaboration revenue was $0.8 million and $0.9 million for the three months ended March  31, 2020 and 2019 and is attributable to the research collaboration with Allergan.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March  31, 2020 and 2019 (in thousands):

	Three months
	ended March 31,		Increase
	2020	2019	(Decrease)
NYX-2925	$4,607	$2,694	$1,913
NYX-783	1,820	2,353	(533)
NYX-458	1,451	1,599	(148)
Preclinical research and discovery programs	1,078	1,717	(639)
Personnel and related costs	2,099	4,127	(2,028)
Total research and development expenses	$11,055	$12,490	$(1,435)

Research and development expenses were $11.1 million for the three months ended March 31, 2020, compared to $12.5 million for the three months ended March  31,  2019. The decrease of $1.4 million was primarily due to the following:

•

approximately $1.9 million increase for clinical, regulatory, and drug product costs related to NYX-2925, as a result of activities relating to the initiation of two Phase 2b chronic pain studies, offset by the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN and enrollment efforts for our Phase 2 clinical study in patients with fibromyalgia;

•	approximately $0.5 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
•	approximately $0.1 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
•	approximately $0.6 million decrease for costs associated with our preclinical research efforts with external research organizations; and
•	approximately $2.0 million decrease for personnel and related support costs.

General and administrative expenses

General and administrative expenses were $4.9 million for the three months ended March 31, 2020, compared to $5.7 million for the three months ended March 31, 2019. The decrease of $0.8 million was primarily driven by decreased legal costs associated with patent-related matters.

Other income

We recorded $0.4 million and $0.6 million of other income for the three months ended March 31, 2020 and 2019. This decrease was primarily driven by a decrease to interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through March  31, 2020, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offering. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. As of March  31, 2020, no shares of common stock have been issued and sold pursuant to the Sales Agreement.

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

As of March  31, 2020, we had cash and cash equivalents of $121.0 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, product manufacturing, laboratory and related supplies, legal, and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities, as we:

•	seek to address and recover from impacts of the COVID-19 pandemic, including delays to our product development timelines;
•	advance the clinical development of our lead product candidates;
•	continue to improve the manufacturing process for our product candidates and manufacture clinical supplies as our development progresses;
•	continue the research and development of our preclinical product candidates;
•	seek to identify and develop additional product candidates;
•	maintain, expand, and protect our intellectual property portfolio; and
•	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March  31, 2020 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. We will continue to require additional capital to develop our product candidates and fund operations for the foreseeable future, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all, including as a result of the COVID-19 pandemic. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including the effects of the COVID-19 pandemic, our ability to timely and successfully enroll subjects in our clinical studies and the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended March  31, 2020 and 2019 (in thousands):

	Three months ended
	March 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(11,553)	$(14,143)
Investing activities	(11)	—
Financing activities	33,735	86
Net increase (decrease) in cash, cash equivalents and restricted cash	$22,171	$(14,057)

Operating activities

For the three months ended March 31, 2020, compared to the same period in 2019, the $2.6 million decrease in net cash used in operating activities was primarily due to the decreased net loss during this period of $2.0 million, which, in turn, was driven by decreases in research and development costs and general and administrative costs.

Investing activities

For the three months ended March 31, 2020, compared to the same period in 2019, the less than $0.1 million increase in net cash used in investing activities was primarily due to a purchase of a leasehold improvement.

Financing activities

For the three months ended March 31, 2020, compared to the same period in 2019, the $33.6 million increase in net cash provided by financing activities was primarily due to $33.5 million of net proceeds received from our January 2020 follow-on public offering, net of underwriting discounts and commissions and other offering expenses.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through March  31, 2020 from those discussed in our Annual Report.

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

There have been not been any material changes since December 31, 2019 to the Company’s contractual obligations and other commitments.

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

controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March  31, 2020.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March  31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2020, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March  31, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Unregistered Sales of Equity Securities

None.

Use of Proceeds

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

We are holding the remaining net proceeds from the IPO in cash and cash equivalents. As described in our Annual Report, we expect to use the remaining net proceeds from our IPO to continue to fund our ongoing development of NYX-2925 for the treatment of chronic pain, NYX-783 for the treatment of PTSD, NYX-458 for the treatment of Parkinson’s disease cognitive impairment, to explore NMDAr-dependent biomarkers, and to discover and develop additional product candidates from our discovery platform.

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

APTINYX INC.

Date: May 14, 2020	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: May 14, 2020	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)