Form 10-Q
period 2020-06-30
Aptinyx Inc.
filed 2020-08-13
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38535

Aptinyx Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4626057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Davis Street, Suite 600

Evanston, IL 60201

(847) 871-0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	APTX	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No  ☒

As of August 7, 2020 the registrant had 46,962,512 shares of common stock, $0.01 par value per share, outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks, uncertainties, and other factors that may cause actual results, levels of activity, performance, or achievements to be materially different from the information expressed or implied by these forward-looking statements. All statements, other than statements of historical facts, contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “would,” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, recommencement and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of inititation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	the potential benefits of, and our ability to maintain, our collaboration with Allergan plc, or Allergan, and our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates, NYX-2925, NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-2925, NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;

●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from the initial and follow-on public offering; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference herein and have filed or incorporated by reference as exhibits hereto completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$115,878	$98,849
Restricted cash	179	179
Accounts receivable	490	444
Prepaid expenses and other current assets	3,688	5,637
Total current assets	120,235	105,109
Other assets	166	166
Property and equipment, net	1,016	1,204
Total assets	$121,417	$106,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,532	$1,555
Accrued expenses and other current liabilities	2,384	3,341
Total current liabilities	3,916	4,896
Other long-term liabilities	193	272
Total liabilities	$4,109	$5,168
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of June 30, 2020 and December 31, 2019, 46,850 and 33,739 issued and outstanding as of June 30, 2020 and December 31, 2019	468	337
Additional paid-in capital	307,015	263,922
Accumulated deficit	(190,175)	(162,948)
Total stockholders’ equity	$117,308	$101,311
Total liabilities and stockholders’ equity	$121,417	$106,479

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Total revenues	$490	$925	$1,308	$1,815
Operating expenses:
Research and development	8,365	9,481	19,420	21,971
General and administrative	4,770	4,171	9,669	9,896
Total operating expenses	13,135	13,652	29,089	31,867
Loss from operations	(12,645)	(12,727)	(27,781)	(30,052)
Other income	128	596	554	1,210
Net loss and comprehensive loss	$(12,517)	$(12,131)	$(27,227)	$(28,842)
Net loss per share attributable to common stockholders, basic and diluted	$(0.27)	$(0.36)	$(0.61)	$(0.86)
Weighted-average number of common shares outstanding, basic and diluted	45,680	33,493	44,757	33,442

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(27,227)	$(28,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	211	233
Stock-based compensation expense	4,834	4,325
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,889	(530)
Accounts receivable	(46)	127
Accounts payable	(60)	(1,065)
Accrued expenses and other liabilities	(946)	(178)
Net cash used in operating activities	(21,345)	(25,930)
Cash flows from investing activities:
Purchases of property and equipment	(35)	(43)
Net cash used in investing activities	(35)	(43)
Cash flows from financing activities:
Proceeds from stock options exercised	473	251
Proceeds from public offering, net of underwriters' discounts	33,672	—
Proceeds from at the market offering, net of sales commission	4,668	—
Payment of offering costs	(404)	(24)
Net cash provided by financing activities	38,409	227
Net increase (decrease) in cash, cash equivalents and restricted cash	17,029	(25,746)
Cash, cash equivalents and restricted cash, at beginning of period	99,194	151,128
Cash, cash equivalents and restricted cash, at end of period	$116,223	$125,382
Supplemental disclosure of non-cash investing and financing activities:
Offering costs not yet paid	$12	$104
Property and equipment in accounts payable	$38	$—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2020	45,546	$455	$299,721	$(177,658)	$122,518
Issuance of common stock upon vesting of restricted stock	12	—	—	—	—
Stock-based compensation	—	—	2,503	—	2,503
Issuance of common stock upon at the market offering, net of sales commission and other offering costs of $237	1,193	12	4,563	—	4,575
Issuance of common stock upon exercise of stock options	99	1	228	—	229
Net loss	—	—	—	(12,517)	(12,517)
Balance at June 30, 2020	46,850	$468	$307,015	$(190,175)	$117,308

Balance at March 31, 2019	33,437	$334	$256,601	$(122,249)	$134,686
Issuance of common stock upon vesting of restricted stock	69	1	(1)		—
Stock-based compensation	—	—	2,325	—	2,325
Issuance of common stock upon exercise of stock options	102	1	165	—	166
Net loss	—	—	—	(12,131)	(12,131)
Balance at June 30, 2019	33,608	$336	$259,090	$(134,380)	$125,046

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	23	—	—	—	—
Stock‑based compensation	—	—	4,834	—	4,834
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $1,733	11,692	117	33,225	—	33,342
Issuance of common stock upon at the market offering, net of sales commission and other offering costs of $237	1,193	12	4,563	—	4,575
Issuance of common stock upon exercise of stock options	203	2	471	—	473
Net loss	—	—	—	(27,227)	(27,227)
Balance at June 30, 2020	46,850	$468	$307,015	$(190,175)	$117,308

Balance at December 31, 2018	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	139	2	(2)	—	—
Stock‑based compensation	—	—	4,325	—	4,325
Issuance of common stock upon exercise of stock options	128	1	251	—	252
Net loss	—	—	—	(28,842)	(28,842)
Balance at June 30, 2019	33,608	$336	$259,090	$(134,380)	$125,046

See accompanying notes to the unaudited condensed financial statements

Aptinyx Inc.

Notes to Condensed Financial Statements

(unaudited)

1.           Organization

Description of business

Aptinyx Inc. (the “Company” or “Aptinyx”) was incorporated in Delaware on June 24, 2015 and maintains its headquarters in Evanston, Illinois.

Aptinyx is a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. Aptinyx has a platform for discovering proprietary compounds that work through a novel mechanism: modulation of N-methyl-D-aspartate receptors (“NMDAr”), which are vital to normal and effective brain and nervous system functions. This mechanism has applicability across numerous brain and nervous system disorders.

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

On July 1, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. No sales from the ATM occurred in 2019. For the three months ended June 30, 2020, the Company sold an aggregate of 1,192,549 shares at a weighted-average price of $3.91 per share for net proceeds of $4.6 million after deducting sales commission and other offering expenses.

As of June 30, 2020, the Company had cash and cash equivalents of $115.9 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served.  On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption.  The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at June 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the six months ended June 30, 2020.

Recently issued accounting pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), as amended, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will be effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its condensed financial statements.

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

	As of	As of
	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$115,878	$98,849
Short-term and long-term restricted cash	345	345
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$116,223	$99,194

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2020	2019
Prepaid clinical	$2,763	$3,719
Prepaid insurance	88	994
Prepaid manufacturing costs	558	558
Other prepaid expenses and current assets	279	366
Total prepaid expenses and other current assets	$3,688	$5,637

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2020	2019
Employee-related expenses	$1,115	$1,925
Development costs and sponsored research	520	652
Clinical trials	328	410
Other	421	354
Total accrued expenses and other current liabilities	$2,384	$3,341

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020 following the closing of a previously announced-acquisition, focused on the research and discovery of small molecules that modulate NMDArs. The collaboration is supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, the RCA will terminate upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds in both cases (clauses (i) and (ii)), subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The Company expects the jointly funded research activities under the RCA and the associated payments by Allergan to the Company will come to their contractual conclusion in accordance with the agreement in the third quarter of 2020. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a predefined set of indications.

The Company concluded that Allergan meets the definition of a customer, and therefore concluded that the RCA represents a contract with a customer that falls within the scope of ASC 606.

Performance obligations

The Company identified the following promised goods or services within the RCA:

●	Research Licenses – the Company provides access to exclusive licenses under all of the Company’s NMDAr technologies, during the research term for the sole purpose of conducting research and development activities (the “Research Licenses”). Historically, the Company’s licenses have held no value to the customer on a standalone basis, as the research compounds were in the early discovery phase and required the Company’s expertise for further development. Accordingly, the Research Licenses are not considered distinct.
●	Research and Development Services – the Company provides research and development services that are performed on behalf of, or with, Allergan (the “Research and Development Services”). As discussed within Research Licenses above, the Company’s licenses have historically held no value without the specialized Research and Development Services. As the Company generally only provides Research and Development Services for internally generated small molecules that modulate NMDArs which require a license to be utilized by a third party, the Research and Development Services are not considered distinct.
●	Joint Steering Committee – the Company actively participates in a joint steering committee, which allows the Company and its collaboration partner to direct the progression and prioritization of the joint discovery programs. As the JSC would not occur or benefit the customer without the use of the Research Licenses and the related Research and Development Services, and given the Company’s proprietary knowledge of the Research Licenses and the NMDAr technologies, this is not considered distinct.

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

During the three months ended June 30, 2020 and 2019, the Company recorded expenses of $1.0 million and $1.8 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.5 million and $0.9 million during the three months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020 and 2019, the Company recorded expenses of $2.6 million and $3.6 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $1.3 million and $1.8 million during the six months ended June 30, 2020 and 2019, respectively. Such reimbursements were reported within revenue in the condensed statements of operations. All of the Company’s accounts receivable as of both June 30, 2020 and December 31, 2019 relate to amounts owed by Allergan under the RCA.

5.           Fair value measurements

ASC 820, Fair Value Measurement (“ASC 820”), establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

●	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities;
●	Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and
●	Level 3 inputs are unobservable inputs that reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

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

Assets measured at fair value as of June 30, 2020 are as follows (in thousands):

	June 30,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$111,051	$111,051	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$111,396	$111,396	$—	$—

Assets measured at fair value as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$97,998	$97,998	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$98,343	$98,343	$—	$—

6.           Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2020	2019
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,660	1,597
Leasehold improvements	1,051	1,051
Construction-in-progress	11	11
Less accumulated depreciation	(1,897)	(1,646)
Property and equipment, net	$1,016	$1,204

Depreciation expense was $0.1 million for each of the three months ended June 30, 2020 and 2019, respectively, and $0.3 million for each of the six months ended June 30, 2020 and 2019, respectively.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2020, 1,349,165 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of June 30, 2020 was 2,217,175.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three and six months ended June 30, 2020 and 2019 was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Research and development	$559	$944	$1,015	$1,365
General and administrative	1,944	1,381	3,819	2,960
Total stock‑based compensation expense	$2,503	$2,325	$4,834	$4,325

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2019	4,798	$8.75	8.29	$1,159
Granted	2,375	3.12
Exercised	(203)	2.33
Forfeited and canceled	(290)	8.37
Outstanding, June 30, 2020	6,680	$6.96	8.46	$4,395
Vested and expected to vest at June 30, 2020	6,680	$6.96	8.46	$4,395
Exercisable at June 30, 2020	2,664	$7.21	7.63	$1,645

During the six months ended June 30, 2020 and 2019, the Company granted 2.4 million and 1.4 million stock options, respectively and these options had a weighted-average grant-date fair value of $2.06 and $9.41 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2020 were similar to those as described in the Annual Report. As of June 30, 2020, there was $17.3 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.5 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

During the six months ended June 30, 2020, the Company issued 6,392 restricted stock awards to a board member that vested immediately on the date of grant. Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was less than $0.1 million for each of the six months ended June 30, 2020 and 2019, respectively. The total fair value of shares that vested in the six months ended June 30, 2020 and 2019 was less than $0.1 million and $0.2 million, respectively. At June 30, 2020, there are no unvested restricted stock awards.

Restricted stock units

In May 2020 and 2019, the Company issued an aggregate of 205,200 and 1,183,400 restricted stock units, respectively, to employees. The restricted stock units issued in May 2020 vest nine months from the date of grant. The restricted stock units issued in May 2019 vest two years from the date of grant. The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2019	1,032	$3.63
Issued	205	$3.61
Vested	(21)	3.63
Forfeited and canceled	(85)	3.63
Unvested as of June 30, 2020	1,131	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.5 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively, and $0.9 million and $0.3 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, there was $2.1 million of unrecognized stock-based compensation related to 1,130,800 unvested restricted stock units that will be recognized as expense over a weighted-average period of 0.8 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(12,517)	$(12,131)	$(27,227)	$(28,842)
Denominator:
Weighted-average common shares outstanding—basic and diluted	45,680	33,493	44,757	33,442
Net loss per share attributable to common stockholders—basic and diluted	$(0.27)	$(0.36)	$(0.61)	$(0.86)

The following common stock equivalents outstanding as of June 30, 2020 and 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	June 30,
	2020	2019
Stock options issued and outstanding	6,680	4,876
Unvested restricted stock	1,131	1,239
Total	7,811	6,115

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

Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2020 and December 31, 2019.

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

10.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of June 30, 2020.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at June 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended June 30, 2020 and 2019, respectively, and $0.4 million for each of the six months ended June 30, 2020 and 2019, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2020.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. Our compounds target and modulate N-methyl-D-aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system. We believe leveraging the therapeutic advantages of the differentiated modulatory mechanism of our compounds will drive a paradigm shift in the treatment of disorders of the brain and nervous system. We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. To date, we have advanced three product candidates from our NMDAr modulator discovery platform into human clinical studies in the areas of post-traumatic stress disorder, or PTSD, chronic pain, and cognitive impairment. The table below depicts the current Phase of development of our pipeline of clinical-stage novel NMDAr modulators.

NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we suspended the enrollment of new patients in these two Phase 2 studies, with patients already enrolled permitted to continue as per the protocol. We now expect to recommence our Phase 2 study of NYX-2925 in patients with fibromyalgia in September 2020 and we expect to recommence our

Phase 2 study of NYX-2925 in patients with painful DPN in late 2020 or early 2021. We expect to announce data from both of these studies in 2022.

NYX-783 is in Phase 2 clinical development for the treatment of PTSD. We have completed enrollment in an exploratory first-in-patient Phase 2 study to evaluate safety, tolerability, and signals of efficacy of NYX-783 in 160 patients with PTSD. We anticipate reporting data from this exploratory study in the fourth quarter of 2020.

NYX-458 is in Phase 2 clinical development for the treatment of mild cognitive impairment associated with Parkinson’s disease. We initiated an initial exploratory Phase 2 study of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we temporarily suspended enrollment of new patients in this study. Patients already enrolled in this study were permitted to continue as per the protocol.

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

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations. In connection with the anticipated natural conclusion of our research collaboration with Allergan, we do not expect to continue to receive revenues from this collaboration beyond the third quarter of 2020.

From our inception through June 30, 2020, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO and $39.9 million of gross proceeds from our follow-on public offering and our “at the market” offering program, or the ATM Offering.. See “Liquidity and capital resources.” Our net losses were $57.4 million and $53.3 million for the years ended December 31, 2019 and 2018, respectively, and $27.2 million and $28.8 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020 we had an accumulated deficit of $190.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan, under which the jointly funded research activities and associated payments by Allergan to our Company are expected to conclude in the third quarter of 2020; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc.; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

Operating expenses

Research and development expenses

Research and development activities account for a significant portion of our operating expenses. We expense research and development costs as incurred. Research and development expenses consist of costs incurred in connection with the development of our product candidates, including:

●	fees paid to consultants, sponsored researchers, contract manufacturing organizations, or CMOs, and contract research organizations, or CROs, including in connection with our preclinical and clinical studies, and other related clinical study fees, such as for investigator grants, patient screening, laboratory work, clinical study database management, and statistical compilation and analysis;
●	costs related to acquiring and maintaining preclinical and clinical study materials and facilities;
●	costs related to compliance with regulatory requirements; and
●	costs related to salaries, bonuses, and other compensation for employees in research and development functions.

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19;
●	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
●	clinical study enrollment rate or design;
●	the manufacturing of our product candidates;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	significant and changing government regulation;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	the timing and receipt of regulatory approvals, if any; and
●	the risks disclosed in the section entitled “Risk Factors” of our Annual Report.

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

Results of operations

Comparison of the three months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three months
	ended June 30,		Increase
	2020	2019	(Decrease)
Revenues:
Total revenue	$490	$925	$(435)
Operating expenses:
Research and development	8,365	9,481	(1,116)
General and administrative	4,770	4,171	599
Total operating expenses	13,135	13,652	(517)
Loss from operations	(12,645)	(12,727)	(82)
Other income	128	596	(468)
Net loss and comprehensive loss	$(12,517)	$(12,131)	$386

Collaboration revenue

Collaboration revenue was $0.5 million and $0.9 million for the three months ended June 30, 2020 and 2019 and is attributable to the research collaboration with Allergan.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2020 and 2019 (in thousands):

	Three months
	ended June 30,		Increase
	2020	2019	(Decrease)
NYX-2925	$2,294	$1,267	$1,027
NYX-783	1,978	1,401	577
NYX-458	1,154	1,875	(721)
Preclinical research and discovery programs	704	1,378	(674)
Personnel and related costs	2,235	3,560	(1,325)
Total research and development expenses	$8,365	$9,481	$(1,116)

Research and development expenses were $8.4 million for the three months ended June 30, 2020, compared to $9.5 million for the three months ended June 30, 2019. The decrease of $1.1 million was primarily due to the following:

●	approximately $1.0 million increase for clinical, regulatory, and drug product costs related to NYX-2925, as a result of activities relating to the initiation of two Phase 2b chronic pain studies, offset by the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN and enrollment efforts for our Phase 2 clinical study in patients with fibromyalgia;
●	approximately $0.6 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
●	approximately $0.7 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
●	approximately $0.7 million decrease for costs associated with our preclinical research efforts with external research organizations; and
●	approximately $1.3 million decrease for lower headcount in 2020 compared to 2019 and related support costs.

General and administrative expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2020, compared to $4.2 million for the three months ended June 30, 2019. The increase of $0.6 million was due to non-cash stock based-compensation expenses, insurance costs to support ongoing business operations, and costs associated with being a publicly traded company.

Other income

We recorded $0.1 million and $0.6 million of other income for the three months ended June 30, 2020 and 2019. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents.

Comparison of the six months ended June 30, 2020 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2019 (in thousands):

	Six months
	ended June 30,		Increase
	2020	2019	(Decrease)
Revenues:
Total revenue	$1,308	$1,815	$(507)
Operating expenses:
Research and development	19,420	21,971	(2,551)
General and administrative	9,669	9,896	(227)
Total operating expenses	29,089	31,867	(2,778)
Loss from operations	(27,781)	(30,052)	(2,271)
Other income	554	1,210	(656)
Net loss and comprehensive loss	$(27,227)	$(28,842)	$(1,615)

Collaboration revenue

Collaboration revenue was $1.3 million and $1.8 million for the six months ended June 30, 2020 and 2019, respectively, and is attributable to the research collaboration with Allergan.

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2020 and 2019 (in thousands):

	Six months
	ended June 30,		Increase
	2020	2019	(Decrease)
NYX-2925	$6,901	$3,962	$2,939
NYX-783	3,799	3,753	46
NYX-458	2,605	3,474	(869)
Preclinical research and discovery programs	1,782	3,095	(1,313)
Personnel and related costs	4,333	7,687	(3,354)
Total research and development expenses	$19,420	$21,971	$(2,551)

Research and development expenses were $19.4 million for the six months ended June 30, 2020, compared to $22.0 million for the six months ended June 30, 2019. The decrease of $2.6 million was primarily due to the following:

●	approximately $2.9 million increase for clinical, regulatory, and drug product costs related to NYX-2925, as a result of activities relating to the initiation of two Phase 2b chronic pain studies, offset by the completion of our enrollment efforts for our Phase 2 clinical study in patients with painful DPN and enrollment efforts for our Phase 2 clinical study in patients with fibromyalgia;
●	less than approximately $0.1 million increase for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 for the treatment of PTSD;
●	approximately $0.9 million decrease for clinical, regulatory and drug product costs related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment;
●	approximately $1.3 million decrease for costs associated with our preclinical research efforts with external research organizations; and
●	approximately $3.4 million decrease for lower headcount in 2020 compared to 2019 and related support.

General and administrative expenses

General and administrative expenses were $9.7 million for the six months ended June 30, 2020, compared to $9.9 million for the six months ended June 30, 2019. The decrease of $0.2 million was due to a decrease of $1.1 million in professional fees and patent-related matters offset by a $0.9 million increase related to non-cash stock based-compensation expenses, insurance costs to support ongoing business operations, and costs associated with being a publicly traded company.

Other income

We recorded $0.6 million of other income for the six months ended June 30, 2020, compared to $1.2 million for the six months ended June 30, 2019. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through June 30, 2020, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offering and our ATM Offering. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. We expect the jointly funded research activities under the research collaboration agreement with Allergan, as well as associated payments by Allergan to the Company, will come to their contractual conclusion in accordance with the agreement in the third quarter of 2020.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. During the three months ended June 30, 2020, 1,192,549 shares of common stock have been issued and sold pursuant to the Sales Agreement at a weighted-average price of $3.91 per share. During the three months ended June 30, 2020, we received $4.6 million of net proceeds after deducting sales commissions and other offering expenses.

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

As of June 30, 2020, we had cash and cash equivalents of $115.9 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, product manufacturing, laboratory and related supplies, legal, and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities, as we:

●	seek to address and recover from impacts of the COVID-19 pandemic, including delays to our product development timelines;
●	advance the clinical development of our lead product candidates;
●	continue to improve the manufacturing process for our product candidates and manufacture clinical supplies as our development progresses;
●	continue the research and development of our preclinical product candidates;
●	seek to identify and develop additional product candidates;
●	maintain, expand, and protect our intellectual property portfolio; and
●	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2020 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the six months ended June 30, 2020 and 2019 (in thousands):

	Six months ended
	June 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(21,345)	$(25,930)
Investing activities	(35)	(43)
Financing activities	38,409	227
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,029	$(25,746)

Operating activities

For the six months ended June 30, 2020, compared to the same period in 2019, the $4.6 million decrease in net cash used in operating activities was primarily due to a $1.6 million decrease in our net loss year over year, driven mostly by lower research and development expenses, a source of cash of $0.8 million in 2020 compared to a use of cash of $1.6 million in 2019 due to changes in working capital, largely driven by timing of cash paid to support our clinical research programs, and offset by a $0.5 million increase in non-cash stock-based compensation expense year over year.

Investing activities

The net cash used in purchases of investing activities for the six months ended June 30, 2020 and 2019 related exclusively to investments in property and equipment, and were insignificant in each period.

Financing activities

For the six months ended June 30, 2020, compared to the same period in 2019, the $38.2 million increase in net cash provided by financing activities was primarily due to $33.3 million and $4.6 million of net proceeds received from our January 2020 follow-on public offering and ATM Offering, respectively, net of underwriting discounts and commissions and other offering expenses.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through June 30, 2020 from those discussed in our Annual Report.

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

There have not been any material changes since December 31, 2019 to the Company’s contractual obligations and other commitments.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2020.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2020, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations in this report should be read together with the risk factors contained in Item 1A of our Annual Report, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Except as set forth below, there are no material changes from the risk factors as previously disclosed in our Annual Report.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

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

Among the provisions of the ACA of importance to our product candidates are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents, apportioned among these entities according to their market share in certain government healthcare programs;
●	expanded the entities eligible for discounts under the 340B Drug Discount Program;
●	a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23.1% and 13.0% of the average manufacturer price for branded and generic drugs, respectively;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the AKS, which include, among other things, new government investigative powers and enhanced penalties for non compliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% (increased pursuant to the Bipartisan Budget Act of 2018, effective as of 2019) point of sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D;
●	extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
●	expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, thereby potentially increasing manufacturers’ Medicaid rebate liability;
●	expansion of the entities eligible for discounts under the Public Health Service pharmaceutical pricing program;
●	the requirements under the federal open payments program and its implementing regulations;
●	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Further, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. Recently, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their products. Such scrutiny has resulted in several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Additionally, the Trump administration in 2018 previously released its “American Patients First Blueprint” to lower drug prices and reduce out‑of‑pocket costs,” or the Blueprint. The Blueprint contains several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug‑pricing dashboard to make price increases and generic competition more transparent. HHS has solicited feedback on some of these measures and has implemented others under its existing authority. If enacted by Congress and HHS, these measures could lead to changes to Medicare Parts B and D. For example, on May 30, 2018, the Right to Try Act was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. In May 2019,

CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While many of the proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

Further, the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of HHS certifies that the changes will pose no additional risk to the public's health and safety and will result in a significant reduction in the cost of products to consumers. On December 18, 2019, FDA issued a notice of proposed rulemaking that, if finalized, would allow for the importation of certain prescription drugs from Canada. FDA also issued a draft guidance document outlining a potential pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. Additionally, on July 24, 2020, President Trump signed four executive orders aimed at lowering drug prices. The executive orders direct the Secretary of HHS to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permit the re-importation of insulin products, and prioritize finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center, or FQHC, as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. On August 6, 2020, President Trump signed an additional executive order directing U.S. government agencies to encourage the domestic procurement of Essential Medicines, Medical Countermeasures, and Critical Inputs, which include, among other things, active pharmaceutical ingredients and drugs intended for use in the diagnosis, cure, mitigation, treatment, or prevention of COVID-19. FDA shall release a full list of Essential Medicines, Medical Countermeasures, and Critical Inputs affected by this Order by November 5, 2020.

It is unclear if, when, and to what extent the executive orders and the draft guidance may be implemented. The regulatory and market implications of the notice of proposed rulemaking, executive orders and draft guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation or enact regulations that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability, which may, in turn, affect the trading price of our common stock.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, unless additional Congressional action is taken. However, pursuant to the Coronavirus Aid, Relief and Economic Security Act, or CARES Act, these Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. We expect that the ACA, as well as other healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products.

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

Not applicable.

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

APTINYX INC.

Date: August 13, 2020	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: August 13, 2020	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)