Form 10-Q
period 2020-09-30
Aptinyx Inc.
filed 2020-11-12
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 6, 2020 the registrant had 63,256,689 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, recommencement, and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	the potential benefits of, and our ability to maintain, our collaboration with Allergan plc, or Allergan, and our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates, NYX-2925, NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-2925, NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;

●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from the initial and follow-on public offering; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, or Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$103,810	$98,849
Restricted cash	179	179
Accounts receivable	257	444
Prepaid expenses and other current assets	8,836	5,637
Total current assets	113,082	105,109
Other assets	92	166
Property and equipment, net	1,033	1,204
Total assets	$114,207	$106,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$986	$1,555
Accrued expenses and other current liabilities	3,281	3,341
Total current liabilities	4,267	4,896
Other long-term liabilities	154	272
Total liabilities	$4,421	$5,168
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of September 30, 2020 and December 31, 2019, 47,157 and 33,739 issued and outstanding as of September 30, 2020 and December 31, 2019	471	337
Additional paid-in capital	310,828	263,922
Accumulated deficit	(201,513)	(162,948)
Total stockholders’ equity	$109,786	$101,311
Total liabilities and stockholders’ equity	$114,207	$106,479

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Collaboration revenue	$257	$936	$1,564	$2,751
Operating expenses:
Research and development	6,630	11,761	26,049	33,732
General and administrative	5,050	4,523	14,719	14,419
Total operating expenses	11,680	16,284	40,768	48,151
Loss from operations	(11,423)	(15,348)	(39,204)	(45,400)
Other income	85	558	639	1,768
Net loss and comprehensive loss	$(11,338)	$(14,790)	$(38,565)	$(43,632)
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	$(0.44)	$(0.85)	$(1.30)
Weighted-average number of common shares outstanding, basic and diluted	46,978	33,646	45,503	33,510

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(38,565)	$(43,632)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	316	345
Stock-based compensation expense	7,503	6,966
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(3,259)	(1,563)
Accounts receivable	187	117
Accounts payable	(559)	(139)
Accrued expenses and other liabilities	(66)	1,279
Net cash used in operating activities	(34,443)	(36,627)
Cash flows from investing activities:
Purchases of property and equipment	(214)	(43)
Net cash used in investing activities	(214)	(43)
Cash flows from financing activities:
Proceeds from stock options exercised	490	282
Proceeds from public offering, net of underwriters' discounts	33,672	—
Proceeds from at the market offering, net of sales commission	5,799	—
Payment of offering costs	(417)	(181)
Net cash provided by financing activities	39,544	101
Net increase (decrease) in cash, cash equivalents and restricted cash	4,887	(36,569)
Cash, cash equivalents and restricted cash, at beginning of period	99,194	151,128
Cash, cash equivalents and restricted cash, at end of period	$104,081	$114,559
Supplemental disclosure of non-cash investing and financing activities:
Offering costs not yet paid	$—	$17

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2020	46,850	$468	$307,015	$(190,175)	$117,308
Stock-based compensation	—	—	2,669	—	2,669
Issuance of common stock upon at the market offering, net of sales commission and other offering costs of $37	299	3	1,127	—	1,130
Issuance of common stock upon exercise of stock options	8	—	17	—	17
Net loss	—	—	—	(11,338)	(11,338)
Balance at September 30, 2020	47,157	$471	$310,828	$(201,513)	$109,786

Balance at June 30, 2019	33,608	$336	$259,090	$(134,380)	$125,046
Issuance of common stock upon vesting of restricted stock	54	1	(1)		—
Stock-based compensation	—	—	2,641	—	2,641
Issuance of common stock upon exercise of stock options	14	—	30	—	30
Net loss	—	—	—	(14,790)	(14,790)
Balance at September 30, 2019	33,676	$337	$261,760	$(149,170)	$112,927

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	23	—	—	—	—
Stock‑based compensation	—	—	7,503	—	7,503
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $1,733	11,692	117	33,225	—	33,342
Issuance of common stock upon at the market offering, net of sales commission and other offering costs of $274	1,491	15	5,690	—	5,705
Issuance of common stock upon exercise of stock options	212	2	488	—	490
Net loss	—	—	—	(38,565)	(38,565)
Balance at September 30, 2020	47,157	$471	$310,828	$(201,513)	$109,786

Balance at December 31, 2018	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	193	2	(2)	—	—
Stock‑based compensation	—	—	6,966	—	6,966
Issuance of common stock upon exercise of stock options	142	2	280	—	282
Net loss	—	—	—	(43,632)	(43,632)
Balance at September 30, 2019	33,676	$337	$261,760	$(149,170)	$112,927

See accompanying notes to the unaudited condensed financial statements.

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

On July 1, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. No sales from the ATM occurred in 2019. For the nine months ended September 30, 2020, the Company sold an aggregate of 1,491,482 shares at a weighted-average price of $3.89 per share for net proceeds of $5.7 million after deducting sales commission and other offering expenses.

As of September 30, 2020, the Company had cash and cash equivalents of $103.8 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

On October 26, 2020, the Company completed a follow-on public offering of its common stock pursuant to an effective registration statement on Form S-3. The Company sold an aggregate of 16,100,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $45.1 million after deducting underwriting discounts and commissions as well as estimated offering expenses.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment. The Company began re-enrollment in its NYX-2925 study in fibromyalgia in September 2020. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at September 30, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2020.

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

	As of	As of
	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$103,810	$98,849
Short-term and long-term restricted cash	271	345
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$104,081	$99,194

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2020	2019
Prepaid clinical	$6,465	$3,719
Prepaid insurance	1,470	994
Prepaid manufacturing costs	558	558
Other prepaid expenses and current assets	343	366
Total prepaid expenses and other current assets	$8,836	$5,637

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2020	2019
Employee-related expenses	$1,483	$1,925
Development costs and sponsored research	843	652
Clinical trials	190	410
Professional services	328	206
Other	437	148
Total accrued expenses and other current liabilities	$3,281	$3,341

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020. The RCA is focused on the research and discovery of small molecules that modulate NMDArs. The collaboration is supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, the RCA will terminate upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds in both cases (clauses (i) and (ii)) subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The jointly funded research activities under the RCA and the associated payments by Allergan to the Company came to their contractual conclusion in accordance with the agreement in the third quarter of 2020. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On May 16, 2018, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-241751 within a predefined set of indications.

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

During the three months ended September 30, 2020 and 2019, the Company recorded expenses of $0.6 million and $1.9 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.3 million and $0.9 million during the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recorded expenses of $3.1 million and $5.5 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $1.6 million and $2.8 million during the nine months ended September 30, 2020 and 2019, respectively. Such reimbursements were reported within revenue in the condensed statements of operations. All of the Company’s accounts receivable as of both September 30, 2020 and December 31, 2019 relate to amounts owed by Allergan under the RCA.

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

Assets measured at fair value as of September 30, 2020 are as follows (in thousands):

	September 30,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$102,710	$102,710	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
	$102,981	$102,981	$—	$—

Assets measured at fair value as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$97,998	$97,998	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$98,343	$98,343	$—	$—

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2020	2019
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,801	1,597
Leasehold improvements	1,062	1,051
Construction-in-progress	—	11
Less accumulated depreciation	(2,021)	(1,646)
Property and equipment, net	$1,033	$1,204

Depreciation expense was $0.1 million for each of the three months ended September 30, 2020 and 2019, respectively, and $0.4 million for each of the nine months ended September 30, 2020 and 2019, respectively.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2020, 1,349,165 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of September 30, 2020 was 2,226,327.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three and nine months ended September 30, 2020 and 2019 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Research and development	$645	$816	$1,660	$2,181
General and administrative	2,024	1,825	5,843	4,785
Total stock‑based compensation expense	$2,669	$2,641	$7,503	$6,966

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2019	4,798	$8.75	8.29	$1,159
Granted	2,405	3.12
Exercised	(212)	2.32
Forfeited and canceled	(326)	8.96
Outstanding, September 30, 2020	6,665	$6.91	8.25	$1,547
Vested and expected to vest at September 30, 2020	6,665	$6.91	8.25	$1,547
Exercisable at September 30, 2020	3,022	$7.15	7.55	$826

During the nine months ended September 30, 2020 and 2019, the Company granted 2.4 million and 1.7 million stock options, respectively and these options had a weighted-average grant-date fair value of $2.06 and $8.36 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2020 were similar to those as described in the Annual Report. As of September 30, 2020, there was $15.3 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.3 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock awards

During the nine months ended September 30, 2020, the Company issued 6,392 restricted stock awards to a board member that vested immediately on the date of grant. Non-cash restricted stock award expense recognized in the accompanying condensed statements of operations was less than $0.1 million for the nine months ended September 30, 2020 and $0.3 million for the nine months ended September 30, 2019. The total fair value of the shares that vested was less than $0.1 million in the nine months ended September 30, 2020 and $0.2 million in the nine months ended September 30, 2019. At September 30, 2020, there are no unvested restricted stock awards.

Restricted stock units

In June 2020 and May 2019, the Company issued an aggregate of 205,200 and 1,183,400 restricted stock units, respectively, to employees. The restricted stock units issued in 2020 vest ten months from the date of grant. The restricted stock units issued in 2019 vest two years from the date of grant. The Company at any time may accelerate the vesting of the restricted stock units. Such shares are not accounted for as outstanding until they vest.

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2019	1,032	$3.63
Issued	205	$3.61
Vested	(21)	3.63
Forfeited and canceled	(88)	3.63
Unvested as of September 30, 2020	1,128	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.6 million for each of the three months ended September 30, 2020 and 2019, respectively, and $1.5 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively. At September 30, 2020, there was $1.5 million of unrecognized stock-based compensation related to 1,128,300 unvested restricted stock units that will be recognized as expense over a weighted-average period of 0.6 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Numerator:
Net loss attributable to common stockholders	$(11,338)	$(14,790)	$(38,565)	$(43,632)
Denominator:
Weighted-average common shares outstanding—basic and diluted	46,978	33,646	45,503	33,510
Net loss per share attributable to common stockholders—basic and diluted	$(0.24)	$(0.44)	$(0.85)	$(1.30)

The following common stock equivalents outstanding as of September 30, 2020 and 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	September 30,
	2020	2019
Stock options issued and outstanding	6,665	4,958
Unvested restricted stock	1,128	1,159
Total	7,793	6,117

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2020 and December 31, 2019.

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

10.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of September 30, 2020.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.3 million and $0.2 million for the three months ended September 30, 2020 and 2019, respectively, and $0.7 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

11.Subsequent Events

On October 26, 2020, the Company completed a follow-on public offering of its common stock pursuant to an effective registration statement on Form S-3. The Company sold an aggregate of 16,100,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $45.1 million after deducting underwriting discounts and commissions as well as estimated offering expenses.

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

NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we temporarily suspended enrollment of new patients in these studies. Patients already enrolled were allowed to continue as per the protocol. On September 28, 2020, we announced that we have re-activated study sites and recommenced patient recruitment in our Phase 2 study of NYX-2925 in patients with fibromyalgia. We anticipate reporting top-line data from this study in the first half of 2022. We also expect to recommence our Phase 2 study of NYX-2925 in patients with painful DPN in the fourth quarter of 2020.

NYX-783 is in Phase 2 clinical development for the treatment of PTSD. In October 2020, we announced positive results from the first Phase 2 study in 153 patients with PTSD. In the Phase 2 study, NYX-783 demonstrated clinically meaningful and statistically significant effects on numerous endpoints used to measure symptoms of PTSD. NYX-783 also exhibited a favorable adverse event and tolerability profile. Based on these results, the company expects to initiate a subsequent study in 2021, designed such that it could be registration-supportive if the results are positive.

NYX-458 is in Phase 2 clinical development for the treatment of mild cognitive impairment associated with Parkinson’s disease. We initiated an initial exploratory Phase 2 study of NYX-458 in patients with mild cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges to patient recruitment, screening, and randomization introduced by the COVID-19 pandemic, on March 27, 2020, we suspended enrollment of new patients in this study. Patients already enrolled in this study were permitted to continue as per the protocol.

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

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations. In connection with the natural conclusion of our research collaboration with Allergan in the third quarter of 2020, we do not expect to continue to receive revenues from this collaboration.

From our inception through September 30, 2020, we have raised an aggregate of $135 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO and $41.1 million of gross proceeds from our January 2020 follow-on public offering and our “at the market” offering program, or the ATM Offering. See “Liquidity and capital resources.” Our net losses were $57.4 million and $53.3 million for the years ended December 31, 2019 and 2018, respectively, and $38.6 million and $43.6 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $201.5 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan, under which the jointly funded research activities and associated payments by Allergan to us concluded in the third quarter of 2020; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc.; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

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

Results of operations

Comparison of the three months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three months
	ended September 30,		Increase
	2020	2019	(Decrease)
Revenues:
Collaboration revenue	$257	$936	$(679)
Operating expenses:
Research and development	6,630	11,761	(5,131)
General and administrative	5,050	4,523	527
Total operating expenses	11,680	16,284	(4,604)
Loss from operations	(11,423)	(15,348)	(3,925)
Other income	85	558	(473)
Net loss and comprehensive loss	$(11,338)	$(14,790)	$(3,452)

Collaboration revenue

Collaboration revenue was $0.3 million and $0.9 million for the three months ended September 30, 2020 and 2019 and was attributable to our research collaboration with Allergan. The jointly funded research activities under the research collaboration and the associated payments by Allergan came to their contractual conclusion in the third quarter of 2020.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2020 and 2019 (in thousands):

	Three months
	ended September 30,		Increase
	2020	2019	(Decrease)
NYX-2925	$1,324	$3,755	$(2,431)
NYX-783	1,959	1,765	194
NYX-458	441	1,412	(971)
Preclinical research and discovery programs	689	1,590	(901)
Personnel and related costs	2,217	3,239	(1,022)
Total research and development expenses	$6,630	$11,761	$(5,131)

Research and development expenses were $6.6 million for the three months ended September 30, 2020, compared to $11.8 million for the three months ended September 30, 2019. The decrease of $5.2 million was primarily due to the following:

●	approximately $2.4 million decrease related to the temporary suspension of enrollment in our two chronic pain studies of NYX-2925 – in September 2020 we recommenced study activities in our Phase 2b clinical study in patients with fibromyalgia and expect to recommence our Phase 2 clinical study in patients with painful DPN in the fourth quarter of 2020;
●	approximately $1.0 million decrease for lower employee headcount costs and related support costs in 2020 compared to 2019;
●	approximately $1.0 million decrease related to the suspension of the exploratory Phase 2 study of NYX-458 in patients with Parkinson’s disease cognitive impairment due to the COVID-19 pandemic; and
●	approximately $0.9 million decrease related to temporary delays in our preclinical research efforts with external research organizations due to the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2020, compared to $4.5 million for the three months ended September 30, 2019. The increase of $0.5 million was due to non-cash stock based-compensation expenses, insurance costs to support ongoing business operations, professional fees, and patent costs.

Other income

We recorded $0.1 million and $0.6 million of other income for the three months ended September 30, 2020 and 2019, respectively. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents.

Comparison of the nine months ended September 30, 2020 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months
	ended September 30,		Increase
	2020	2019	(Decrease)
Revenues:
Collaboration revenue	1,564	2,751	(1,187)
Operating expenses:
Research and development	26,049	33,732	(7,683)
General and administrative	14,719	14,419	300
Total operating expenses	40,768	48,151	(7,383)
Loss from operations	(39,204)	(45,400)	(6,196)
Other income	639	1,768	(1,129)
Net loss and comprehensive loss	$(38,565)	$(43,632)	$(5,067)

Collaboration revenue

Collaboration revenue was $1.6 million and $2.8 million for the nine months ended September 30, 2020 and 2019, respectively, and was attributable to the research collaboration with Allergan. The jointly funded research activities under the research collaboration and the associated payments by Allergan came to their contractual conclusion in the third quarter of 2020.

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months
	ended September 30,		Increase
	2020	2019	(Decrease)
NYX-2925	$8,224	$7,717	$507
NYX-783	5,758	5,518	240
NYX-458	3,046	4,886	(1,840)
Preclinical research and discovery programs	2,471	4,685	(2,214)
Personnel and related costs	6,550	10,926	(4,376)
Total research and development expenses	$26,049	$33,732	$(7,683)

Research and development expenses were $26.0 million for the nine months ended September 30, 2020, compared to $33.7 million for the nine months ended September 30, 2019. The decrease of $7.7 million was primarily due to the following:

●	approximately $4.4 million decrease due to lower employee headcount costs and related support costs in 2020 compared to 2019;
●	approximately $2.2 million decrease for costs associated with our preclinical research efforts with external research organizations;
●	approximately $1.8 million decrease related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment, including the suspension of the exploratory Phase 2 study of NYX-458 due to the COVID-19 pandemic; and
●	offset by approximately $0.5 million increase related to the ongoing development of NYX-2925 for the treatment of chronic pain, as a result of the recommencement of two Phase 2b chronic pain studies in 2020 –

one in patients with painful DPN and one in patients with fibromyalgia – which offset the completion of our initial Phase 2 clinical studies in these indications in 2019.

General and administrative expenses

General and administrative expenses were $14.7 million for the nine months ended September 30, 2020, compared to $14.4 million for the nine months ended September 30, 2019. The increase of $0.3 million was due to a $1.6 million increase related to employee non-cash stock based-compensation expenses and insurance costs to support ongoing business operations offset by a decrease of $1.3 million related to reduced employee headcount, professional fees, and patent costs.

Other income

We recorded $0.6 million of other income for the nine months ended September 30, 2020, compared to $1.8 million for the nine months ended September 30, 2019. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through September 30, 2020, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offering and our ATM Offering. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in accordance with the agreement in the third quarter of 2020.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. During the nine months ended September 30, 2020, 1,491,482 shares of common stock have been issued and sold pursuant to the Sales Agreement at a weighted-average price of $3.89 per share. During the nine months ended September 30, 2020, we received $5.7 million of net proceeds after deducting sales commissions and other offering expenses.

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

On October 26, 2020, we completed a follow-on public offering of its common stock pursuant to an effective registration statement on Form S-3. We sold an aggregate of 16,100,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $45.1 million after deducting underwriting discounts and commissions as well as estimated offering expenses.

As of September 30, 2020, we had cash and cash equivalents of $103.8 million, not including the proceeds from the follow-on offering of our common stock completed on October 26, 2020. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2020 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine months ended
	September 30,
	2020	2019
Net cash provided by (used in):
Operating activities	$(34,443)	$(36,627)
Investing activities	(214)	(43)
Financing activities	39,544	101
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,887	$(36,569)

Operating activities

For the nine months ended September 30, 2020, compared to the same period in 2019, the $2.2 million decrease in net cash used in operating activities was primarily due to a $5.1 million decrease in our net loss year over year, driven mostly by lower research and development expenses, a use of cash increase of $3.4 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs, offset by a $0.5 million increase in non-cash stock-based compensation expense.

Investing activities

For the nine months ended September 30, 2020, compared to the same period in 2019, the $0.2 million increase in net cash used in investing activities was primarily due to purchases of lab equipment.

Financing activities

For the nine months ended September 30, 2020, compared to the same period in 2019, the $39.4 million increase in net cash provided by financing activities was primarily due to $33.3 million and $5.7 million of net proceeds received from our January 2020 follow-on public offering and ATM Offering, respectively, net of underwriting discounts and commissions and other offering expenses.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through September 30, 2020 from those discussed in our Annual Report.

Recent accounting pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

Contractual obligations and other commitments

For a discussion of contractual obligations and other commitments affecting us, see the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contractual obligations and other commitments” included in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2020.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2020, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2020, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations in this report should be read together with the risk factors contained in Item 1A of our Annual Report and in our other filings with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report and our prior Quarterly Reports on Form 10-Q.

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

APTINYX INC.

Date: November 12, 2020	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
President and Chief Executive Officer (Principal executive officer)

Date: November 12, 2020	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)