Form 10-K
period 2020-12-31
Aptinyx Inc.
filed 2021-03-24
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐ Yes    ☒ No

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $195 million based upon the closing sale price of our common stock of $4.17 on that date.

As of March 15, 2021, there were 66,889,625 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2021 annual meeting of shareholders, which the registrant intends to file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the registrant’s fiscal year end of December 31, 2020. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part of this Form 10-K.

SUMMARY OF RISK FACTORS

The following is a summary of the principal risks described below in Part I, Item 1A “Risk Factors” in this Annual Report on Form 10-K. We believe that the risks described in the “Risk Factors” section are material to investors, but other factors not presently known to us or that we currently believe are immaterial may also adversely affect us. The following summary should not be considered an exhaustive summary of the material risks facing us, and it should be read in conjunction with the “Risk Factors” section and the other information contained in this Annual Report on Form 10-K.

Risks related to our business, financial position, and need for additional capital

●	We are a clinical-stage biopharmaceutical company with no products approved for commercial sale.
●	We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future, and we may never generate revenue or be profitable.
●	We will need to raise additional capital.
●	The COVID-19 pandemic may materially and adversely affect our business and our financial results.

Risks related to product development

●	We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. We may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We have concentrated our research and development efforts on the treatment of disorders of the brain and nervous system, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
●	We may encounter difficulties in commencing or completing our clinical studies, or in enrolling subjects in our clinical studies, thereby delaying or preventing development of our product candidates.
●	Our clinical studies may fail to demonstrate adequate safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Risks related to regulatory approval and other legal compliance matters

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.
●	Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and other worldwide anti-bribery laws.

Risks related to our reliance on third parties

●	We rely, and expect that we will continue to rely, on third parties to conduct any clinical studies for our product candidates and on third party suppliers to manufacture our clinical drug supplies for our product candidates. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our product candidates. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries.

Risks related to our intellectual property rights

●	If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly by developing and commercializing products similar or identical to ours, which would have a material adverse impact on our business, results of operations, financial condition, and prospects. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

General company-related risks

●	Our future success depends on our ability to retain our management team and to attract, retain, and motivate qualified personnel.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

Risks related to our common stock

●	Market volatility may affect our stock price and the value of your investment.
●	Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	We are an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY DATA

This Annual Report on Form 10-K contains forward-looking statements, which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenue, projected costs, prospects, plans and objectives of management and expected market growth are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “designed,” “project,” “should,” “target,” “would” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

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

You should read this Annual Report on Form 10-K and the documents that we have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

This Annual Report on Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. We are responsible for all of the disclosure contained in this Annual Report on Form 10-K, and we believe these industry publications and third-party research, surveys and studies are reliable.

PART I

Unless the context requires otherwise, references in this Annual Report on Form 10-K to the “Company,” “Aptinyx,” “we,” “us,” and “our” refer to Aptinyx Inc. Our “board of directors” refers to the board of directors of Aptinyx Inc.

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

We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. Following a temporary pause in enrollment in March 2020 due to challenges introduced by the COVID-19 pandemic, both of these studies have now recommenced and are currently enrolling patients. NYX-783 is in Phase 2 clinical development for the treatment of post-traumatic stress disorder, or PTSD. In October 2020, we announced data from an exploratory Phase 2 study of NYX-783 in patients with PTSD. In the study, patients treated with NYX-783 demonstrated improvements across PTSD symptoms and NYX-783 was well-tolerated with no drug-related serious adverse events reported. While the exploratory study was not powered to detect statistically significant differences between NYX-783 and placebo, on some measures NYX-783 did demonstrate statistically significant separation. NYX-458 is in Phase 2 clinical development for the treatment of cognitive impairment associated with Parkinson’s disease and Lewy body dementia. We initiated an exploratory Phase 2 study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease in December 2019. Due to challenges introduced by the COVID-19 pandemic, we suspended enrollment of new patients in this study in March 2020. We have incorporated various changes to the protocol in order to minimize the potential impact of COVID-19 on the conduct of the study, changes that we believe will also optimize the chances to detect efficacy signals on the neurocognitive measures in the study. In recent months we have resumed study activities and we expect to recommence screening of patients for inclusion in the study in the coming weeks.

Our discovery platform is based on extensive original research into a novel way of modulating NMDArs. NMDArs are a subclass of receptors for glutamate, the principal excitatory neurotransmitter in the brain. Our molecules bind in a previously uncharacterized binding domain, or “pocket”, on NMDArs that is distinct from that of other NMDAr-targeted therapies. The mechanism by which our molecules modulate NMDArs triggers a cascade of activity that ultimately strengthens the synaptic connections between neural cells, resulting in stronger connections over time between these cells. The communication between neural cells is not only essential to routine function of the nervous system, but also allows the cells of the nervous system to learn, or adapt in response to external stimuli, through a process called synaptic plasticity. We believe our therapeutic approach, which modulates NMDArs to enhance synaptic plasticity, affecting learning and memory, holds great promise for alleviating multiple disorders of the brain and nervous system, such as cognitive impairment, PTSD, chronic pain, and depression.

The foundation of our proprietary discovery platform is the ability to modulate NMDArs in a highly specific and selective manner to enhance synaptic plasticity. Rather than fully turning the receptor “on” (agonism) or “off” (antagonism), we believe our approach effectively normalizes NMDAr function, enhancing communication between neural cells and avoiding the issues associated with excessive unidirectional activation or inhibition that have limited NMDAr-targeted drug development historically.

In clinical studies, compounds generated from our discovery platform penetrate the blood brain barrier to achieve brain concentration levels consistent with levels observed at doses that had significant effects in various preclinical animal models. These product candidates are orally bioavailable, potentially suitable for once-daily dosing, and have favorable tolerability profiles with little to no significant adverse events in studies completed to date. We believe these clinical data suggest that product candidates from our discovery platform may have wide dose ranges that are both safe and effective.

Our Strategy

Our goal is to become a leading biopharmaceutical company in the discovery, development, and commercialization of innovative therapies for disorders of the brain and nervous system with significant unmet medical needs. Key elements of our strategy are to:

●	Advance the development of NYX-2925 as a novel treatment for chronic centralized pain conditions. We believe NYX-2925, if approved, could be an important potential therapy for chronic pain with mechanistic innovations that address significant unmet medical needs. Across all Phase 1 and Phase 2 studies of NYX-2925 completed to date, it has been well tolerated with no drug-related serious adverse events reported. We have completed two Phase 2 studies of NYX-2925. In our completed Phase 2 study in painful diabetic peripheral neuropathy, or DPN, NYX-2925 demonstrated analgesic activity. Further, in our completed Phase 2 fibromyalgia neuroimaging biomarker study, NYX-2925 demonstrated relevant brain activity and analgesic activity. Together, data from these first-in-patient studies inform and support the future development of NYX-2925 for the treatment of chronic pain, including our ongoing Phase 2b studies in painful DPN and fibromyalgia.
●	Advance the development of NYX-783 as a novel treatment for PTSD. We believe NYX-783, if approved, could represent a transformative therapeutic option in PTSD that enhances the extinction learning processes involved in alleviating the traumatic response that persists in people with PTSD well after a traumatic event or experience, while also addressing the core symptoms and major comorbidities of the disorder. To date, we have completed a Phase 1 study and a Phase 2 study with NYX-783. Across both studies, NYX-783 has demonstrated a favorable tolerability profile with no drug-related serious adverse events reported. In the Phase 2 exploratory study, we observed encouraging activity on PTSD symptoms that form the basis for future evaluation and development of NYX-783 as a treatment for patients with PTSD.
●	Advance the development of NYX-458 as a novel treatment for cognitive impairment associated with Parkinson’s disease and Lewy body dementia. NYX-458 is currently in Phase 2 clinical development as a treatment for cognitive impairment. We expect our first-in-patient exploratory

Phase 2 study of NYX-458, which is currently underway, will inform future development of NYX-458. Based on compelling data in a relevant, translatable, non-human primate model, we believe NYX-458, if approved, may offer substantial improvements over existing treatments for cognitive impairment associated with dementia with Lewy bodies.
●	Continue to expand our pipeline by leveraging our NMDAr modulator discovery platform, building on and extending our leadership in NMDAr biology. We intend to use our discovery platform to develop a broad pipeline and product portfolio across an array of disorders of the brain and nervous system. Our pipeline is fueled by our library of over 1,000 unique, synthesized, small-molecule NMDAr modulators derived through our extensive original research and the discovery of a novel binding domain that we believe could allow for safe and effective enhancement of synaptic plasticity. All of these compounds have been designed to meet favorable central nervous system, or CNS, safety and pharmacokinetic, or PK, criteria. We also plan to continue seeking NMDAr-dependent biomarkers which could help to inform the development of our future product candidates.
●	Optimize the development and commercial potential of our product candidates. We own the worldwide commercial rights to NYX-2925, NYX-783, and NYX-458 in our selected indications. Our primary strategy is to independently pursue the development and commercialization of our product candidates. We have assembled an experienced management team that is capable of executing along the entire value chain of drug development and commercialization. As we continue to build and develop our product portfolio, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

Product Candidates From our Discovery Platform

The following table summarizes the current development status of our pipeline of wholly owned product candidates generated from our discovery platform:

While all of our product candidates and the other molecules from our discovery platform modulate NMDArs, they are distinct chemical entities with different pharmacologic properties. Each of our molecules binds uniquely within the binding domain, resulting in a variety of activity, potency, and NMDAr-subtype selectivity profiles. We evaluate the therapeutic implications of these variations by interrogating our molecules across different preclinical models of brain and nervous system disorders. The data we collect from these preclinical studies indicate which molecules are better suited for different indications and inform our development decisions accordingly.

NYX-2925 for the Treatment of Chronic Centralized Pain Conditions

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

Phase 2b Clinical Study Currently in Progress

We initiated a Phase 2b clinical study of NYX-2925 in patients with painful DPN in 2019 and, following a temporary suspension of enrollment in March 2020 due to challenges posed by the COVID-19 pandemic, we recommenced this study in late December 2020. The Phase 2b study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NYX-2925 in patients with advanced DPN. The study is expected to enroll approximately 200 adult patients. Following a screening period, eligible patients will be randomized to receive oral doses of NYX-2925 50 mg or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the 10-point numeric rating scale, or NRS. Multiple secondary endpoints related to pain and patient quality of life will also be evaluated. The graphic below depicts the design of this ongoing Phase 2b study.

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

This initial Phase 2 study of NYX-2925 was a double blind, randomized, placebo-controlled study in 300 adult patients across 35 U.S.-based sites. Over the four-week treatment period, patients received daily oral doses of either placebo or NYX-2925. Placebo and multiple dose levels of NYX-2925 were evaluated, including 10 mg, 50 mg, and 200 mg. Patients were randomized in a 1:1:1:1 manner across the four arms of the study.

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

Results

NYX-2925 exhibited a favorable tolerability profile with only placebo-like side effects and no treatment-related serious adverse events. Of the three dose levels evaluated, the 50 mg dose showed the most robust improvements across multiple measures—consistent with previous clinical and preclinical data suggesting the potential for an inverted “U-shaped” dose response with this mechanism. Importantly, the 50 mg dose did not appear to have plateaued in effect by week four, suggesting that a longer treatment period may result in continued improvement and larger drug effect. The graph on the left below summarizes the top-line results in the total efficacy population (N=300) on the primary endpoint, average NRS pain score over the prior 24 hours, compared to placebo. While statistically significant separation from placebo was not achieved in the total study population, there was numeric separation from placebo and a clinically meaningful reduction in mean average daily pain score from baseline observed at week 4. Further, in a pre-specified analysis, patients not taking a concomitant analgesic medication (N=148) showed a greater separation on average daily pain scores from placebo. The graph on the right below shows the change in average pain compared to placebo in only those patients who were not taking a concomitant analgesic medication. Given that this was the first evaluation of NYX-2925 in patients with painful DPN, the p-values shown below are not adjusted for multiple comparisons.

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

These significant improvements were observed consistently across other endpoints measured in the study, including worst daily pain, pain on walking, daily sleep interference, and others.

Based on the safety and efficacy profile exhibited in the study, we believe NYX-2925 has potential to address major unmet needs in the treatment of chronic pain.

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

Phase 2b Clinical Study Currently in Progress

In 2019 we initiated a Phase 2b clinical study of NYX-2925 in patients with fibromyalgia. Following the temporary suspension of enrollment in this study due to challenges posed by the COVID-19 pandemic, we recommenced enrollment in September 2020. The Phase 2b study is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of NYX-2925 in patients with fibromyalgia. The study is expected to enroll approximately 300 patients. Following a screening period, eligible patients will be randomized to receive oral doses of NYX-2925 50 mg, NYX-2925 100 mg, or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the 10-point NRS. Multiple secondary endpoints related to pain, fatigue, cognitive performance, and patient quality of life will also be evaluated. The graphic below depicts the design of this ongoing Phase 2b study.

Completed Phase 2 Neuroimaging Biomarker Study

In June 2019, we completed a Phase 2 exploratory neuroimaging biomarker study in patients with fibromyalgia. The study was a single-blind, placebo-controlled study. We enrolled 22 adult patients across two academic sites in the U.S. evaluating daily doses of 20 mg and 200 mg.

The goal of the study was to determine whether daily dosing of NYX-2925 in patients with fibromyalgia changes certain biomarkers of central pain processing using various neuroimaging techniques, including fMRI. We also evaluated additional endpoints, including daily pain scores, and a range of other physical and psychological parameters. Each subject served as her own control, receiving both placebo and NYX-2925 over the course of the six-week study.

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

In addition to the positive results shown on the primary imaging endpoints, NYX-2925 also demonstrated statistically significant and clinically meaningful improvements on the secondary, patient-reported endpoints, including daily pain scores, fibromyalgia impact questionnaire, and fatigue. Importantly, in the study, NYX-2925 demonstrated a favorable tolerability profile with no drug-related serious adverse events reported and an overall placebo-like adverse event profile.

In November 2019, the results from this study were presented at the American College of Rheumatology Annual Meeting. The results from this study provide support to advance NYX-2925 in development for the treatment of fibromyalgia.

Future Development

We intend to advance NYX-2925 toward regulatory approval for the treatment of painful DPN and fibromyalgia. In addition, we intend to pursue broader chronic pain indications for NYX-2925, such as neuropathic lower-back pain and osteoarthritic pain.

In addition to pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most significant markets, including but not limited to the European Union, Japan, Canada, Australia, and large emerging markets such as China.

NYX-783 for the Treatment of Post-Traumatic Stress Disorder

NYX-783 is a novel, oral, small-molecule NMDAr modulator in development for the treatment of post-traumatic stress disorder, or PTSD. Preclinical data suggest that NYX-783 may accelerate fear extinction and inhibit spontaneous fear recurrence, potentially addressing a key underlying learning and memory dysfunction associated with PTSD. In a Phase 1 study in healthy adult volunteers, NYX-783 demonstrated a predictable, dose dependent, and linear PK profile with no accumulation after multiple daily doses and was well-tolerated with no drug related serious adverse events. As evaluated through cerebral spinal fluid, or CSF, exposure, NYX-783 adequately crosses the blood brain barrier and achieves CNS concentration levels in line with the most efficacious preclinical doses with a similar plasma-to-brain concentration ratio as that observed in rats. In our exploratory Phase 2a study in patients with PTSD, completed in October 2020, a favorable tolerability profile and promising improvements across numerous PTSD symptoms were observed in patients receiving NYX-783. The data yielded by the studies completed to date suggest that NYX-783 has the potential to address numerous unmet medical needs in the treatment of PTSD. Following interaction with the FDA to discuss and align on the future development path for NYX-783, we expect to initiate a Phase 2b study of NYX-783 with a design consistent with that of a registration-supportive study.

The development of NYX-783 for the treatment of PTSD has been granted Fast Track designation by the FDA and we believe NYX-783, if approved, may represent a significant improvement over current treatments for PTSD.

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

Completed Exploratory Phase 2 Clinical Study

In October 2020, we completed a Phase 2a exploratory study to evaluate the safety, efficacy, and pharmacokinetics of NYX-783 in patients with PTSD. The study was designed as an initial signal detection study to inform future development of NYX-783 with regard to the most appropriate dosing regimen, enrollment criteria, endpoints, and powering to best assess the overall effect of NYX-783 on PTSD symptoms. The study was a randomized, double-blind, placebo-controlled, sequential parallel comparison design (SPCD) study and enrolled 160 adult patients. Seven of the patients were enrolled under a prior protocol version which included a weekly dose; therefore, those seven subjects were not included in the efficacy analysis population. After confirming eligibility and PTSD diagnosis, patients were randomly assigned to receive placebo, 10 mg NYX-783, or 50 mg NYX-783 once daily over the course of the study. The study consisted of two four-week treatment periods (Stage 1 and Stage 2) and no patient received NYX-783 for more than four weeks over the course of the study. The primary efficacy endpoint of the study was the improvement from baseline on the total score and symptom cluster scores of the Clinician-Administered PTSD Scale for the Diagnostic and Statistical Manual of Mental Disorders, 5th edition, or the CAPS-5. The CAPS-5 measures a total score and individual scores for each PTSD symptom cluster (arousal & reactivity, negative cognitions (thoughts) & mood, intrusive memories, and avoidance), allowing us to evaluate the effects of NYX-783 on overall symptoms as well as the individual symptom domains.

The exploratory study leveraged a SPCD comprising two stages, each four weeks in duration. In Stage 1, patients were randomized to placebo, 10 mg NYX-783, or 50 mg NYX-783, with an overweighting to placebo. At the completion of Stage 1, placebo responders and non-responders were identified and segmented in a blinded fashion according to pre-specified response criteria and each group was then re-randomized to placebo, 10 mg NYX-783, or 50 mg NYX-783 in Stage 2. Patients who received NYX-783 in Stage 1 received placebo in Stage 2. The primary analysis population for efficacy in this study included the groups on NYX-783 and placebo from Stage 1 and the placebo non-responder group from Stage 2. The design of this study is depicted below.

This study was designed as an initial signal detection study with the aim of characterizing the safety and efficacy of NYX-783 to inform future development for the treatment of PTSD.

Results

Administration of NYX-783 resulted in encouraging data on multiple PTSD symptom scales evaluated in the study. In the study, the 50 mg NYX-783 group showed a clinically meaningful improvement from baseline on CAPS-5 Total score with a greater proportion of patients demonstrating a response than in the placebo group in addition to the signal observed on the CAPS-5 Total score. In addition, despite the study being powered based on clinical – and not statistical – considerations, NYX-783 50 mg did achieve statistically significant improvements on some endpoints compared to placebo. In the study, NYX-783 demonstrated a favorable tolerability profile with no drug-related serious adverse events reported. Overall the adverse event profile was similar to that observed with placebo and the adverse events that were observed with NYX-783 were mild to moderate in nature. As this study was the first evaluation of NYX-783 in patients with PTSD, and given its exploratory nature, the p-values described are not adjusted for multiple comparisons as is typical with studies of this stage and nature.

The table below illustrates the key endpoints from the study, demonstrating activity with the 50 mg dose across a number of endpoints. In particular, these effects were evident in Stage 1 of the study, which is most consistent with the design of our anticipated next study (i.e., a standard, placebo-controlled, randomized, parallel-design). Further, while the sequential parallel comparison design employed in this study was intended to mitigate the anticipated high placebo effects often observed in psychiatric studies, certain factors contributed to making the Stage 2 data more difficult to interpret and, ultimately, less informative for future studies. Most notably, a relatively high placebo response rate was observed in Stage 1, leading to fewer subjects in the placebo non-responder group in Stage 2. Thus, we have primarily relied upon the data from Stage 1 for interpretation of the signal observed in the study and for informing the design of the next study.

The graphs below demonstrate the signals observed on the CAPS-5 Total score. The 15.7-point improvement observed with the 50 mg dose (left panel) reflects a clinically meaningful improvement from baseline in four weeks. We believe it provides evidence of the potential for NYX-783 to significantly outperform placebo in a longer, well-powered study with greater emphasis on operational measures to mitigate placebo effects and variability. Percentage changes from baseline are also depicted (right panel), controlling for the slight imbalances in the baseline values that were observed across groups. Though this study was powered based on clinical considerations, and not statistical considerations, the percentage improvement from baseline was significantly greater for the NYX-783 50 mg group than placebo (using the pre-specified one-sided α of 0.1, reflective of the exploratory nature of the study).

The percentage of patients receiving NYX-783 who achieved meaningful response thresholds on the CAPS-5 Total score also points to the compound’s potential to offer symptomatic relief across a broad array of patients. In this study, a 50 mg dose of NYX-783 demonstrated a statistically significantly greater response rate than placebo. The graph below shows the response rates observed at key response thresholds (≥ 30% improvement and ≥ 50% improvement). We believe these response rates further support the potential for NYX-783 to exhibit significant improvements on the CAPS- 5 Total score in a longer, well-powered study.

The CAPS-5 comprises four symptom clusters that were also evaluated separately as part of the pre-specified primary analysis in the study. In the Phase 2 exploratory study in PTSD patients, NYX-783 exhibited robust reductions from baseline (> 40%) across three of the four symptom clusters, with the greatest separation from placebo observed on the Arousal & Reactivity and Negative Cognitions & Mood clusters. We believe the consistency of the improvements observed across the clusters provides further support for the strength of the overall signal with NYX-783. The effects observed across all four symptoms clusters are summarized below.

We believe the totality of the data observed in this study support the continued development of NYX-783 for the treatment of PTSD. To validate the findings from this initial exploratory study, following interaction with FDA to obtain guidance on the required parameters for a registration study, we expect to initiate a follow-up Phase 2b study of NYX-783 with a design consistent with those requirements.

Future Development

We intend to advance NYX-783 toward regulatory approval for the treatment of PTSD. In addition, we may pursue other neuropsychiatric indications for NYX-783, potentially including substance use disorders in which the enhancement of extinction learning processes observed with NYX-783 may offer therapeutic benefits.

In addition to pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most significant markets, including but not limited to the European Union, Japan, Canada, Australia, and large emerging markets such as China.

NYX-458 for the Treatment of Cognitive Impairment

NYX-458 is a novel, oral, small-molecule NMDAr modulator in Phase 2 clinical development for the treatment of cognitive impairment associated with Parkinson’s disease or dementia with Lewy bodies. Mechanistic rationale and compelling preclinical data in numerous models of cognitive impairment suggest NYX-458 may be suited to treat cognitive deficits associated with Parkinson’s disease and dementia with Lewy bodies. Following the successful completion of a Phase 1 safety study in healthy volunteers, in December 2019 we initiated an exploratory Phase 2 study in patients with cognitive impairment associated with Parkinson’s disease. Due to challenges introduced by the COVID-19 pandemic, in March 2020 we suspended enrollment of new patients in this study. In recent months, we have resumed site activation and we anticipate the imminent resumption of screening and enrollment of patients in this study.

In April 2019, we reported the results of a Phase 1 safety and pharmacokinetic study of NYX-458. In the randomized, placebo-controlled study, which included 62 healthy volunteers, single and multiple ascending oral doses of NYX-458 were evaluated across a 20-fold dose range—10 mg to 200 mg. Across the study, including in a cohort of elderly volunteers, NYX-458 demonstrated a favorable tolerability profile with no serious adverse events reported and no adverse events leading to discontinuation. Only two adverse events in the study—one headache and one case of nausea—were considered possibly related to NYX-458 and both were characterized as mild.

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

Prevalence and Market Opportunity

Parkinson’s disease is believed to be the second most common neurodegenerative disorder, behind Alzheimer’s disease. According to the Parkinson’s Foundation, Parkinson’s disease affects approximately one million people in the United States and nearly ten million worldwide. It is estimated that there are nearly 60,000 new cases of Parkinson’s disease diagnosed annually in the United States and, as the population continues to age, it is anticipated that the prevalence of Parkinson’s disease will continue to grow. The emergence and progression of cognition-related symptoms in Parkinson’s disease can vary due to the diverse underlying pathology of the disease; however, mild cognitive impairment, or MCI, is an early non-motor symptom and affects 15% to 25% of newly diagnosed patients. It is estimated that approximately 30% of people living with Parkinson’s disease have Parkinson’s disease dementia, or PDD, and studies estimate that, as people with Parkinson’s disease approach ten years post-diagnosis, 75% will have PDD. Based on these percentages, we estimate there are more than 500,000 people in the United States with either Parkinson’s disease with mild cognitive impairment or PDD.

Lewy body dementia (LBD) is a type of progressive dementia that leads to a decline in thinking, reasoning and independent function because of abnormal microscopic deposits that damage brain cells over time. It is estimated that LBD is the third most common cause of dementia – accounting for 5 to 10 percent of cases in the U.S.

LBD and Parkinson’s have been shown to share a common pathology – both believed to be caused by the build up of alpha-synuclein in the brain. Studies have shown that these increases in alpha-synuclein inhibt NMDA receptor activity, leading to decreased cognitive performance. We believe that, if approved, NYX-458 has the potential to improve the cognitive performance of these patience through enhancing NMDA receptor activity.

Phase 2 Clinical Study Currently in Progress

Following the suspension of enrollment in the previously initiated exploratory study of NYX-458 in patients with Parkinson’s cognitive impairment, we have made certain adjustments to the study to simplify its design and to evaluate NYX-458 in a broader patient population that shares a common underlying pathophysiology with that of people with Parkinson’s disease. In recent months we have recommenced study activities, including site activitations and protocol approvals by the Investigational Review Board, and we expect to begin screening and enrolling patients immediately following an investigator meeting scheduled for March 26, 2021. The amended study design is depicted below.

Non-human primate model of Parkinson’s Disease Cognitive Impairment

We have evaluated NYX-458 in a non-human primate model of Parkinson’s disease cognitive impairment. This model is relevant and translatable, as it evaluates the product candidate’s effects in non-human primates by employing the neurotoxin MPTP to deplete dopamine-producing neuronal cells (similar to the way Parkinson’s disease does in humans) and measuring cognitive function using the same battery of tests used in human clinical studies. In a study using this model, oral administration of NYX-458 resulted in a reversal of MPTP-induced cognitive impairment and, on some measures, restored cognitive function back to pre-MPTP healthy baseline levels.

Future development

We intend to develop NYX-458 toward regulatory approval for the treatment of Parkinson’s disease cognitive impairment and dementia with Lewy bodies.

We believe the mechanism of NYX-458 may be effective across cognitive impairment due to varying etiologies. Based on the results seen in preclinical studies and on the effects to be observed in patients in the Phase 2 study currently in progress, we may seek to expand clinical development to other diseases associated with cognitive impairment.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large and growing markets for pain, PTSD, Parkinson’s disease, and other disorders of the brain and nervous system make them attractive therapeutic areas for biopharmaceutical businesses. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Several of these entities have commercial products, robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

NMDAr-targeted therapies

A number of pharmaceutical, biotechnology, and specialty pharmaceutical companies are developing therapies targeting NMDArs. Most of the therapies being developed are broad antagonists and tend to have multiple target actions while our compounds are truly modulatory and have not demonstrated any off-target activity in preclinical screening. We are aware of other companies developing or commercializing NMDAr-targeted therapies, including but not limited to, Acadia Pharmaceuticals Inc., Adamas Pharmaceuticals Inc., Allergan plc (now a subsidiary of AbbVie), Avanir Pharmaceuticals, Inc., Axsome Therapeutics, Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cadent Therapeutics, Inc., Cerecor Inc., Eli Lilly and Company, Genentech Inc., Intra-Cellular Therapies, Inc., Janssen Pharmaceuticals, Inc., NeuroRx, Inc., Newron Pharmaceuticals S.p.A., Otonomy, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., UCB S.A., Gate Neurosciences, Inc., and Vistagen Therapeutics, Inc.

NYX-2925—neuropathic/chronic pain

We expect that, if approved, NYX-2925 will compete with the currently approved therapies for painful DPN and fibromyalgia, including pregabalin, duloxetine, and tapentadol HCl. We are aware of a number of therapies that are approved to treat other types of neuropathic pain. We are also aware that various therapies are used off-label to treat neuropathic pain. In addition to the marketed therapies, we are aware of companies currently developing therapies for neuropathic pain, including Arbor Pharmaceuticals LLC, AstraZeneca Plc., Biogen Inc., Cara Therapeutics, Inc., Daiichi Sankyo Company, Eli Lilly and Company, GW Pharmaceuticals plc., Immune Pharmaceuticals Inc., NeuroBo Pharmaceuticals, Novaremed AG, Novartis AG, Vertex Pharmaceuticals Incorporated, and ViroMed Inc.

NYX-783—post-traumatic stress disorder

We expect that, if approved, NYX-783 will compete with currently approved therapies for PTSD, including paroxetine and sertraline. We are also aware of other companies developing therapies for PTSD, including but not limited to, Azevan Pharmaceuticals Inc., Bionomics Ltd., Otsuka Pharmaceutical Co., Ltd., SpringWorks Therapeutics, and Tonix Pharmaceuticals Holding Corp.

NYX-458—Parkinson’s disease cognitive impairment and dementia with Lewy bodies

We expect that, if approved, NYX-458 will compete with currently approved therapies for PDD, the only one of which in the United States is rivastigmine. We are also aware of other companies developing therapies for Parkinson’s disease cognitive impairment, including but not limited to, Anavex Life Sciences, Annovis Bio Inc, Eli Lilly and Company, Sage Therapeutics Inc, Takeda Pharmaceutical Co Ltd, and Eisai Pharmaceuticals Inc.

Research collaboration agreement with Allergan

The jointly funded research activities and option exercise period under our Research Collaboration Agreement, or RCA, with Allergan (now a subsidiary of AbbVie) came to their contractual conclusion in August 2020 and February 2021, respectively. Consistent with the terms of the RCA, AbbVie has optioned two compounds from our NMDAr modulator discovery platform.

Overview

In July 2015, we entered into an RCA with Allergan, pursuant to which we and Allergan have research, development, and commercial rights to compounds discovered using our discovery platform. The research collaboration was structured to afford Allergan an option to obtain field-limited rights for up to three of the compounds discovered under the research collaboration. In exchange for these rights, Allergan reimbursed us for a certain percentage of the direct costs associated with the medicinal chemistry, screening, and profiling efforts conducted as part of the research collaboration. Allergan also paid us a fixed annual rate per full time employee, or FTE, for each individual assigned to these discovery efforts.

During the term of the RCA, Allergan could exercise up to three options to acquire full rights (including field-limited development and commercialization rights) for compounds from our discovery platform. Allergan research, development, and commercialization on optioned compounds is limited to a field of specified indications, including Alzheimer’s disease, delirium, and a list of psychiatric disorders (which list does not include PTSD or substance use disorder). By their terms, these field-related restrictions pertaining to Allergan’s license rights survive the expiration of the Agreement and the exclusivity period.

Under this agreement, each time Allergan exercised an option, it was required to pay us an option exercise fee of $1.0 million and we were required to (a) assign to Allergan rights in intellectual property that pertains only to the Allergan-optioned compound if possible, and (b) grant Allergan a fully-paid, perpetual, exclusive (including with regard to Aptinyx) and irrevocable license under other intellectual property we control that pertains to both the optioned compound and also pertains to other compounds or uses, solely to develop and commercialize the optioned compound within Allergan’s field of specified indications. On May 16, 2018, Allergan exercised its option to acquire the compound designated AGN-241751, triggering payment of a $1.0 million option fee in connection with such exercise. On February 23, 2021, Allergan exercised its option to acquire the compound designated AGN-281705, triggering payment of a $1.0 million option fee in connection with such exercise. We will receive no further economic consideration from these product candidates. As the period of jointly funded research and option exercise period under this agreement have now reached their contractual conclusions, Allergan has no additional option exercise rights.

We may research and develop any of our compounds as therapies for any indication outside of Allergan’s field of specified indications. We have invented, and therefore own, most intellectual property pertaining to compounds from our discovery platform, but Allergan must grant us a non-exclusive license under any intellectual property rights Allergan may own related to our compounds to develop and commercialize compounds outside of Allergan’s field of specified indications.

During the exclusivity period set forth in the agreement (which period expires on the third anniversary of the end of the RCA term), we have agreed not to, alone or with a third party, directly or indirectly, engage in the research, preclinical development, clinical development, or commercialization of any compound or any product for the purpose of the treatment, prevention or diagnosis of any disorders or conditions in Allergan’s field of specified indications. In addition, any chemistry or technology we discover or develop related to the modulation of NMDArs for therapeutic effect is and will be subject to the terms of the agreement, including any exclusive license granted to Allergan in Allergan’s field of specified indications. Under the terms of the license granted under the RCA, for a period that extends beyond the expiration of the RCA term and the exclusivity period, Allergan and its affiliates will not have the right to, alone or with a third party, directly or indirectly, engage in the research, preclinical development, clinical development, or commercialization of the compounds it acquires under the research collaboration for the purpose of the treatment, prevention, or diagnosis of any disorders or conditions outside Allergan’s field of specified indications, without first obtaining our approval at our sole discretion.

The term of the RCA expired on the expiration of Allergan’s option period on February 24, 2021, subject to the completion of all post-option transfer activities.

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

As a key part of our product development approach, we aim to complete formulation work at an early stage of development, such that our clinical studies are conducted with a formulation that has the potential for eventual scale-up.

All of our product candidates are small molecules and are manufactured in reliable and reproducible synthetic processes from readily available starting materials. The chemistry does not require unusual equipment in the manufacturing process, although certain manufacturers may choose to manufacture our product candidates in specifically isolated facilities since many are spiro-beta lactams. We expect to continue to develop product candidates that can be produced cost-effectively at contract manufacturing facilities.

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

NYX-2925 and NYX-783

As of February 15, 2021, we own two issued U.S. patents, and pending and issued foreign counterpart patents and patent applications, that relate to both NYX-2925 and NYX-783. We also own one issued U.S. patent and two pending U.S. patent applications that relate to NYX-2925, and one issued U.S. patent, one pending U.S. patent application and one pending U.S. provisional patent application that relate to NYX-783. A provisional patent application is not eligible to become an issued patent until, among other things, we file a non-provisional patent application within 12 months of filing of the provisional patent application. The issued U.S. patents are expected to expire in 2034. If we continue to pursue patent protection and file a non-provisional patent application with respect to our provisional patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2041.

NYX-458

As of February 15, 2021, we own one issued U.S. patent, three pending U.S. patent applications, and one pending U.S. provisional patent application, and pending foreign counterpart patent applications, as well as one pending international patent application filed under the Patent Cooperation Treaty (PCT) that relate to our product candidate, NYX-458. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. The issued U.S. patent is expected to expire in 2037. If we continue to pursue patent protection and file one or more patent applications with respect to our pending international PCT patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2037 and 2040.

Other compounds

As of February 15, 2021, we own thirteen issued U.S. patents, seven pending U.S. patent applications, and pending and issued foreign counterpart patents and patent applications, as well as nine U.S. provisional patent applications, all of which generally relate to our efforts to develop other compounds in our NMDAr modulator small molecule program. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the provisional patent applications. The issued U.S. patents are expected to expire between 2034 and 2037. If we continue to pursue patent protection and file one or more non-provisional patent applications with respect to our pending provisional patent applications, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2041. For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks related to our intellectual property rights.”

Government regulation

Government authorities in the United States at the federal, state and local level and in other countries extensively regulate, among other things, the research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug products. Generally, before a new drug can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific to each regulatory authority, submitted for review and approved by the regulatory authority.

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

Our product candidates must be approved by the FDA through the NDA process before they may be legally marketed in the United States. The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of extensive nonclinical laboratory tests, animal studies and formulation studies in accordance with applicable regulations, including the FDA’s Good Laboratory Practice, or GLP, regulations;
●	submission to the FDA of an IND application, which must become effective before human clinical studies may begin;
●	approval by an independent institutional review board, or IRB, or ethics committee at each clinical study site before each study may be initiated;

●	performance of adequate and well-controlled human clinical studies in accordance with applicable IND and other clinical study-related regulations, referred to as good clinical practices, or GCPs, to establish the safety and efficacy of the proposed drug for each proposed indication;
●	submission to the FDA of an NDA for a new drug;
●	a determination by the FDA within 60 days of its receipt of an NDA to file the NDA for review;
●	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where the drug is produced to assess compliance with current Good Manufacturing Practices, or cGMP, requirements to assure that the facilities, methods and controls are adequate to preserve the drug’s identity, strength, quality and purity;
●	potential FDA audit of the nonclinical study and/or clinical study sites that generated the data in support of the NDA; and
●	FDA review and approval of the NDA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug in the United States.

The nonclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot be certain that any approvals for our product candidates will be granted on a timely basis, if at all.

The data required to support an NDA is generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. These nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical studies may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies, including concerns that human research subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that could cause the study to be suspended or terminated.

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

As part of the 21st Century Cures Act, or the Cures Act, which was signed into law on December 13, 2016, upon request, the FDA is to establish a process for the qualification of drug development tools. A drug development tool includes a biomarker including a surrogate endpoint, a clinical outcome assessment including a patient-reported outcome, and any other method, material or measure that the FDA determines aids drug development and regulatory review. A drug development tool is qualified if the FDA has determined that the tool and its proposed context of use can be relied upon to have a specific interpretation and application in drug development and regulatory review. A qualified drug development tool may be used to support the investigational use of a drug or support or obtain NDA approval.

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

Clinical studies

Clinical studies are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2, and Phase 3 clinical studies.

●	Phase 1 clinical studies generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical studies is to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the drug.
●	Phase 2 clinical studies typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits and provide a preliminary evaluation of efficacy. At the same time, safety, and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks.
●	Phase 3 clinical studies generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use and its safety in use, to establish the overall benefit/risk relationship of the product, and to provide an adequate basis for physician labeling. Phase 3 clinical studies may include comparisons with placebo and/or comparator treatments.

Post-approval studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days for serious and unexpected suspected adverse events, finding from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days. Phase 1, Phase 2, and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective from October 1, 2020 through September 30, 2021, the user fee for an application requiring clinical data, such as an NDA, is $2,875,842. PDUFA also imposes an annual prescription drug product program fee for human drugs ($336,432). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for drugs that do not contain an NCE, the FDA has 10 months from the receipt date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the receipt date for a priority NDA. For drugs containing an NCE, these ten- and six-month review timeframes are from the filing date of an NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

After the NDA submission is accepted for filing, the FDA reviews the NDA to determine, among other things, whether the proposed product is safe and effective for its intended use, and whether the product is being manufactured in accordance with cGMP to assure and preserve the product’s identity, strength, quality and purity. Before approving an NDA, the FDA will conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMPs. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA may also audit data from clinical studies to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel drug products or drug products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. The FDA will likely re-analyze the clinical study data, which could result in extensive discussions between the FDA and the applicant during the review process. The review and evaluation of an NDA by the FDA is extensive and time consuming and may take longer than originally planned to complete, and we may not receive a timely approval, if at all.

After the FDA evaluates an NDA, it may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application is not ready for approval. A Complete Response Letter usually describes all of the specific deficiencies in the NDA identified by the FDA. The Complete Response Letter may require additional clinical data and/or an additional pivotal Phase 3 clinical study(s), and/or other significant and time-consuming requirements related to clinical studies, nonclinical studies or manufacturing. If a Complete Response Letter is issued, the applicant may resubmit the NDA addressing all of the deficiencies identified in the letter, withdraw the application, or request an opportunity for a hearing. Even if such data and information is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data obtained from clinical studies are not always conclusive and the FDA may interpret data differently than we interpret the same data.

There is no assurance that the FDA will ultimately approve a drug product for marketing in the United States and we may encounter significant difficulties or costs during the review process. If a product receives marketing approval, the approval may be significantly limited to specific diseases and dosages or the indications for use may otherwise be limited, which could restrict the commercial value of the product. Further, the FDA may require that certain contraindications, warnings, or precautions be included in the product labeling or may condition the approval of the NDA on other changes to the proposed labeling, development of adequate controls and specifications, or a commitment to conduct post-marketing testing or clinical studies and surveillance to monitor the effects of approved products. For example, the FDA may require Phase 4 testing which involves clinical studies designed to further assess a drug’s safety and efficacy and may require testing and surveillance programs to monitor the safety of approved products that have been commercialized. The FDA also may place other conditions on approvals including the requirement for a risk evaluation and mitigation strategy, or REMS, to assure the safe use of the drug. If the FDA concludes a REMS is needed, the sponsor of the NDA must submit a proposed REMS. The FDA will not approve the NDA without an approved REMS, if required. A REMS could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory requirements or if problems occur following initial marketing.

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

If a product that has orphan designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years from the date of such approval, except in limited circumstances, such as a showing of clinical superiority to the product with orphan exclusivity by means of greater effectiveness, greater safety, or providing a major contribution to patient care, or in instances of drug supply issues. Competitors, however, may receive approval of either a different product for the same indication or the same product for a different indication but that could be used off-label in the orphan indication. Orphan drug exclusivity also could block the approval of one of our products for seven years if a competitor obtains approval before we do for the same product, as defined by the FDA, for the same indication we are seeking approval, or if our product is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of our products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Expedited development and review programs

The FDA has a Fast Track program that is intended to expedite or facilitate the process for reviewing new drugs that meet certain criteria. Specifically, new drugs are eligible for Fast Track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. Fast Track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a new drug may request the FDA to designate the drug as a Fast Track product at any time during the clinical development of the product. Unique to a Fast Track product, the FDA may review sections of the marketing application on a rolling basis before the complete NDA is submitted, if the sponsor provides a schedule for the submission of the sections of the application, the FDA agrees to accept sections of the application and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the application.

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

Additionally, a drug may be eligible for designation as a breakthrough therapy if the drug is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition and preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinical development. The benefits of breakthrough therapy designation include the same benefits as fast track designation, plus intensive guidance from FDA to ensure an efficient drug development program. Fast Track designation, priority review, and breakthrough designation do not change the standards for approval but may expedite the development or approval process.

Pediatric trials

The FDCA requires that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan, or PSP, within sixty days of an end-of-Phase 2 meeting or as may be agreed between the sponsor and the FDA. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from nonclinical studies, early phase clinical studies and/or other clinical development programs.

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the FDA of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical studies. As with new NDAs, the review process is often significantly extended by FDA’s requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA.

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

Discovery of previously unknown problems with a product or the failure to comply with applicable FDA requirements can have negative consequences, including adverse publicity, judicial or administrative enforcement, warning letters from the FDA, mandated corrective advertising or communications with doctors, and civil or criminal penalties, among others. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications, and also may require the implementation of other risk management measures. Also, new government requirements, including those resulting from new legislation, may be established, or the FDA’s policies may change, which could delay or prevent regulatory approval of our products under development. Changes in statutes, regulations, or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

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

If the competitor has provided a paragraph IV certification to the FDA, the competitor must also send notice of the paragraph IV certification to the holder of the NDA for the reference listed drug and the patent owner within 20 days after the application has been accepted for filing by the FDA. The NDA holder or patent owner may then initiate a patent infringement lawsuit in response to the notice of the paragraph IV certification. The filing of a patent infringement lawsuit within 45 days of the receipt of a paragraph IV certification notice prevents the FDA from approving the ANDA or 505(b)(2) application until the earlier of 30 months from the date of the lawsuit, expiration of the patent, settlement of the lawsuit, a decision in the infringement case that is favorable to the applicant or such shorter or longer period as may be ordered by a court. This prohibition is generally referred to as the 30-month stay.

In instances where an ANDA or 505(b)(2) NDA applicant files a paragraph IV certification, the NDA holder or patent owners regularly take action to trigger the 30-month stay, recognizing that the related patent litigation may take many months or years to resolve. Thus, approval of an ANDA or 505(b)(2) NDA could be delayed for a significant period of time depending on the patent certification the applicant makes and the reference drug sponsor’s decision to initiate patent litigation.

U.S. marketing exclusivity

Marketing exclusivity provisions under the FDCA can also delay the submission or the approval of certain marketing applications. The FDCA provides three years of marketing exclusivity for an NDA, or supplement to an existing NDA, if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the modification for which the drug received approval on the basis of the new clinical investigations and does not prohibit the FDA from approving abbreviated new drug applications, or ANDAs, for drugs containing the active agent for the original indication or condition of use. The FDCA also provides a five-year period of non-patent marketing exclusivity within the United States to the first applicant to obtain approval of an NDA for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA or a 505(b)(2) NDA submitted by another company for another drug based on the same active moiety, regardless of whether the drug is intended for the same indication as the original innovator drug or for another indication, where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement to one of the patents listed with the FDA by the innovator NDA holder. While we believe there is a likelihood that the FDA would grant NCE status to both NYX-2925 and NYX-783 if both are granted regulatory approval, NYX-2925 and NYX-783 have the same structural formula but differ in spatial orientation, i.e., are separate stereoisomers of each other, and there can be no assurance that both will be granted NCE exclusivity. Three-year and five-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the nonclinical studies and adequate and well-controlled clinical studies necessary to demonstrate safety and efficacy. Pediatric exclusivity is another type of regulatory market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric trial in accordance with an FDA-issued “Written Request” for such a trial.

U.S. patent-term extension

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

Other regulatory matters

Manufacturing, sales, promotion, and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, CMS, other divisions of the Department of Health and Human Services including the Office of the Inspector General, the U.S. Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local regulatory authorities. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. These laws include the federal Anti-Kickback Statute, which makes it illegal for any person, including a prescription drug manufacturer (or a party acting on its behalf) to knowingly and willfully solicit, receive, offer, or pay any remuneration that is intended to induce the referral of business, including the purchase, order, or prescription of a particular drug, for which payment may be made under a federal healthcare program, such as Medicare or Medicaid. Violations of this law are punishable by up to five years in prison (per violation), criminal fines, administrative civil money penalties and exclusion from participation in federal healthcare programs. In addition, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively the ACA, among other things, amended the intent requirement of the federal Anti-Kickback Statute. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

Although we would not submit claims directly to payors, drug manufacturers can be held liable under the federal civil False Claims Act, which prohibits anyone from knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing inaccurate billing or coding information to customers or promoting a product off-label. In addition, our activities relating to the reporting of wholesaler or estimated retail prices for our products, the reporting of prices used to calculate Medicaid rebate information and other information affecting federal, state and third-party reimbursement for our products, and the sale and marketing of our products, are subject to scrutiny under this law. Penalties for a False Claims Act violation include civil penalties for each separate false claim, the potential for exclusion from participation in federal healthcare programs, and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. If the government were to allege that we were, or convict us of, violating these false claims laws, we could be subject to a substantial fine and may suffer a decline in our stock price. In addition, private individuals have the ability to bring actions under the federal False Claims Act and certain states have enacted laws modeled after the federal False Claims Act.

The federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new federal criminal statutes that prohibit among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors. It also prohibits willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the federal Anti-Kickback Statute a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Other regulations may affect other aspects of our business. For example, pricing and rebate programs must comply with the Medicaid rebate requirements of the U.S. Omnibus Budget Reconciliation Act of 1990 and more recent requirements in ACA. If products are made available to authorized users of the Federal Supply Schedule of the General Services Administration, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities are also potentially subject to federal and state consumer protection and unfair competition laws. There has also been a recent trend of increased federal and state regulation of payments made to physicians. Certain states mandate implementation of compliance programs, impose restrictions on drug manufacturers’ marketing practices and/or require the tracking and reporting of gifts, compensation and other remuneration to physicians.

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

The Community MA is issued by the European Commission through the Centralized Procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EEA. The Centralized Procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The Centralized Procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

European data collection

The collection, use, storage, disclosure, transfer, or processing of personal data, including personal health data, in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which became effective May 25, 2018 and related applicable data protection and privacy laws of the member states of the EEA. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including imposing special requirements in respect of the processing of health and other sensitive data (such as higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, safeguards to protect the security and confidentiality of personal data, and other measures to take when engaging third-party processors). EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. A recent decision of the Court of Justice of the European Union (CJEU) and related guidance issued by European data protection authorities require an “essential equivalency” assessment of the laws of the destination country. If essentially equivalent protections are not available in the destination country, the exporting entity must then assess if supplemental measures can be put in place that, in combination with the chosen transfer mechanism, would address the deficiency in the laws and ensure that essentially equivalent protection can be given to the data. This and other future developments regarding the flow of data across borders could increase the complexity of transferring personal data outside the EEA and may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity, which could have an adverse effect on our reputation and business.

Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to 20 million Euros or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. The authorities have shown a willingness to impose significant fines and issue orders preventing the processing of personal data on non-compliant businesses. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR and other European data protection laws. In addition to the foregoing, a breach of the GDPR or other applicable privacy and data protection laws and regulations could result in regulatory investigations, reputational damage, orders to change our use of data, enforcement notices, or potential civil claims including class action type litigation. Given the breadth and depth of data protection obligations, maintaining compliance with the GDPR will require significant time, resources and expense, and we will continue to face uncertainty as to whether our efforts to comply with our obligations under the GDPR will be sufficient. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

Brexit and the regulatory framework in the United Kingdom

Further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ‘UK GDPR’). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. The UK, however, is now regarded as a third country under the EU’s GDPR which means that transfers of personal data from the EEA to the UK will be restricted unless an appropriate safeguard, as recognised by the EU’s GDPR, has been put in place. Although, under the EU-UK Trade Cooperation Agreement it is lawful to transfer personal data between the UK and the EEA for a 6 month period following the end of the transition period, with a view to achieving an adequacy decision from the European Commission during that period. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection (this means that personal data transfers from the UK to the EEA remain free flowing).

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. Accordingly, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved or that any required patient cost-sharing amount will be acceptable to the patient. Moreover, one payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors. Third-party payors decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:

●	a covered benefit under its health plan;
●	safe, effective and medically necessary;
●	appropriate for the specific patient;
●	cost-effective; and
●	neither experimental nor investigational.

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

Third-party payors are increasingly reducing reimbursements for medical products and services. Additionally, the containment of healthcare costs has become a priority of federal and state governments, and the prices of drugs have been a focus in this effort. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost-containment programs, including price controls, restrictions on reimbursement and requirements for substitution of generic products. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit our net revenue and results. Decreases in third-party reimbursement for our products or a decision by a third-party payor to not cover our products could reduce physician usage of the products and have a material adverse effect on our sales, results of operations and financial condition.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or the MMA, established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Part A and B, Part D coverage is not standardized. Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs, and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for products for which we receive marketing approval. However, any negotiated prices for our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

●	made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.
●	imposed a requirement on manufacturers of branded drugs to provide a 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
●	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
●	expanded the entities eligible for discounts under the 340B Drug Discount Program
●	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.
●	imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs.
●	imposed new reporting requirements on drug manufacturers for payments made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately and completely reported in an annual submission. Drug manufacturers are required to submit reports to CMS by the 90th day of each calendar year.
●	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Various portions of the ACA are currently undergoing legal and constitutional challenges in the Fifth Circuit Court and the United States Supreme Court; the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies; and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially under the Biden administration.

The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Moreover, the former Trump administration also previously released a “Blueprint” that contained several potential regulatory actions and legislative recommendations aimed at lowering prescription drug prices, including measures to promote innovation and competition for biologics, changes to Medicare Part D to give plan sponsors more leverage when negotiating prices with manufacturers, and updating the Medicare drug-pricing dashboard to make price increases and generic competition more transparent. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option to use step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. In response, the FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

While many of the proposed measures will require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, Congress has indicated that it will continue to seek new legislative, administrative and/or additional measures to control drug costs.

Additionally, on October 1, 2020, FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, several industry groups have filed federal lawsuits challenging multiple aspects of the final rule, and authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code, or NDC, for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. The market implications of the final rule and guidance are unknown at this time.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic. Further, in January 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors, which may adversely affect our future profitability. Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices.

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

Employees and Human Capital Management

As of March 15, 2021, we employed 34 full-time employees, including 20 in research and development and 14 in general and administrative, and no part-time employees. 9 of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our relationship with our employees to be good.

Our human capital objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating existing and new employees, advisors, and consultants. Our success depends on our ability to attract, engage, and retain a diverse group of employees. We value our employees and regularly benchmark total rewards we provide, such as short and long term compensation, including stock-based compensation awards and payments of cash-based performance bonus awards, 401(k) contributions, health, welfare and quality of life benefits, paid time off and personal leave, against our industry peers to ensure we remain competitive and attractive to potential new hires. We also conduct employee engagement surveys to evaluate our success with respect to our human capital objectives and to allow us to retain and incentivize our existing employees. By focusing on employee retention and engagement, we improve our ability to support our clinical trials, our pipeline, and our business and operations, and also protect the long-term interests of our securityholders.

Our Corporate Information

We were incorporated under the laws of the state of Delaware in June 2015. Our principal executive offices are located at 909 Davis Street, Suite 600, Evanston, Illinois 60201. Our telephone number is (847) 871-0377, and our website is located at www.aptinyx.com. References to our website are inactive textual references only and the content of our website should not be deemed incorporated by reference into this Annual Report on Form 10-K.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on our website located at www.aptinyx.com as soon as reasonably practicable after they are filed with or furnished to the Securities and Exchange Commission (the “SEC”). These reports are also available at the SEC’s Internet website at www.sec.gov.

A copy of our Corporate Governance Guidelines, Code of Business Conduct and Ethics and the charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are posted on our website, www.aptinyx.com, under “Investors & Media”.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and uncertainties, together with all other information in this Annual Report on Form 10-K, including our financial statements and related notes and “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” as well as our other filings with the Securities and Exchange Commission, before investing in our common stock. Any of the risk factors we describe below could adversely affect our business, financial condition or results of operations. The market price of our common stock could decline if one or more of these risks or uncertainties actually occur, causing you to lose all or part of your investment in our common stock. The risks and uncertainties we describe below are not the only ones we face. Additional risks and uncertainties that we currently do not know about or that we currently believe to be immaterial may also impair our business. Certain statements below are forward-looking statements. See “Special Note Regarding Forward-Looking Statements and Industry Data” in this Annual Report on Form 10-K.

Risks related to our business, financial position, and need for additional capital

We are a clinical-stage biopharmaceutical company with no products approved for commercial sale, which may make it difficult to evaluate our current business and predict our future success and viability.

We are a clinical-stage biopharmaceutical company focused on developing therapeutics for disorders of the brain and nervous system. We were incorporated in June 2015, have no products approved for commercial sale, and have not generated any revenue from product sales. Our operations to date have been limited primarily to organizing and staffing our company, raising capital, and conducting research and development activities for our product candidates.

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

The continued spread of the COVID-19 pandemic declared by the World Health Organization in March 2020 has already and could further adversely impact our clinical and/or preclinical studies. For example, due to the COVID-19 pandemic, on March 27, 2020, we suspended the enrollment of new patients in our ongoing Phase 2 studies of NYX-2925 in painful DPN and fibromyalgia, which we resumed in January 2021 and September 2020, respectively, and in our Phase 2 study of NYX-458 in mild cognitive impairment associated with Parkinson’s disease, which we have resumed certain activities for and expect to recommence screening and enrollment in the coming weeks. COVID-19 has resulted in disruptions in our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and has delayed enrollment in our clinical studies due to prioritization of hospital resources toward the outbreak and restrictions in travel. Furthermore, some patients may be unwilling to enroll in our studies or be unable to comply with clinical study protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical studies or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. The negative impacts COVID-19 has had to patient enrollment or treatment or the timing and execution of our clinical studies have caused and could cause further costly delays to our clinical study activities. For those clinical studies that currently remain ongoing, we cannot provide any assurances that the measures that we have taken to date, or may in the future take, will continue to allow us to mitigate and manage COVID-19-related disruptions, and COVID-19 may require us to delay or pause enrollment, dosing, or data collection in such studies as a result of negative impacts to site initiation, participant recruitment and enrollment, participant randomization and dosing, distribution of clinical study materials, study monitoring, or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, and interpretability of such clinical data as a result of deviations from clinical study protocols, disruptions in patient screening or dosing (for instance, as a result of inabilities to supply study drug direct-to-patients via delivery or courier), or disruptions in patient evaluations (for instance, as a result of inabilities to conduct study visits while following local public health requirements or inabilities to conduct remote assessments). Any of these effects could adversely affect our ability to advance our product candidates in the manner and on the timelines presently planned, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. Business disruptions, including those affecting our ongoing and planned clinical studies, may negatively affect the accuracy of our estimates regarding capital requirements and needs for additional financing or our ability to produce accurate and timely financial statements. We may incur additional liabilities related to business disruptions caused by COVID-19, including those related to our employees, our agreements with third parties, and our interactions with governmental authorities. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock.

The extent to which COVID-19 may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration of the outbreak, the severity of COVID-19, or the effectiveness of actions to contain and treat for COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned, which could have a material adverse impact on our business, results of operation, and financial condition. To the extent the COVID-19 pandemic adversely affects our business, prospects, operating results, or financial condition, it may also have the effect of heightening many of the other risks described in this "Risk Factors" section.

We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future.

We have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock and our initial public offering, or IPO, and follow-on offerings of our equity to the public. From our inception through December 31, 2020, we have received net proceeds of $357.0 million from such transactions. As of December 31, 2020, our cash and cash equivalents were $141.0 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $213.0 million as of December 31, 2020. On January 20, 2021, the Company sold under the ATM offering an aggregate of 3,629,458 at a weighted-average price of $4.03 per share for net proceeds of $14.5 million after deducting sales commission and other offering expenses.

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

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of collaborations, strategic alliances, licensing arrangements, other marketing and distribution arrangements, equity offerings, royalty-based financing arrangements or debt financings. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties or royalty-based financing arrangements, we may have to relinquish valuable rights to future revenue streams, research programs, or product candidates, or we may need to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not know when, or if, we will do so. We do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, our current or future product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to:

●	successfully completing preclinical and clinical development of our product candidates;
●	identifying, assessing, and/or developing new product candidates from our NMDAr modulator discovery platform, or discovery platform;
●	developing a sustainable and scalable manufacturing process for our product candidates, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand for our product candidates;
●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
●	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development;
●	launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by establishing a sales, marketing, and distribution infrastructure or collaborating with a partner;
●	negotiating and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;
●	obtaining market acceptance of our product candidates as viable treatment options;
●	building out new facilities or expanding existing facilities to support our ongoing development activity;
●	addressing any competing technological and market developments;
●	maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
●	attracting, hiring, and retaining qualified personnel.

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

We currently have three lead product candidates, NYX-2925, NYX-783, and NYX-458. We seek to maintain a process of prioritization and resource allocation to maintain an optimal balance between aggressively advancing product candidates and ensuring replenishment of our portfolio.

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

We are at an early stage of development of the product candidates currently in our pipeline and are continuing to discover additional potential product candidates leveraging our discovery platform. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery platform and our product candidates, including conducting multiple preclinical and clinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful preclinical and clinical development, regulatory approval, and commercialization of our product candidates. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. NYX-2925, NYX-783, and NYX-458 will require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence their commercialization. Further, we cannot be certain that any of our product candidates will be successful in clinical studies.

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

●	our product candidates may not successfully complete preclinical or clinical studies, including as a result of disruptions related to COVID-19;
●	a product candidate may, upon further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	our competitors may develop therapeutics that render our product candidates obsolete or less attractive;
●	our competitors may develop platform technologies that render our platform technology obsolete or less attractive;
●	the product candidates that we develop, and our discovery platform may not be sufficiently covered by intellectual property for which we hold exclusive rights;
●	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
●	we may not be able to establish manufacturing capabilities or arrangements with third-party manufacturers for clinical and, if approved, commercial study;
●	even if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and
●	a product candidate may not be accepted as safe or effective by patients, the medical community or third-party payors, if applicable.

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

We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in subject enrollment in our clinical studies for a variety of other reasons, including:

●	disruptions related to COVID-19;
●	the subject eligibility criteria defined in the protocol, including biomarker-driven identification and/or certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical studies to a greater extent than competing clinical studies for the same indication that do not have biomarker-driven patient eligibility criteria;
●	eligibility requirements mandated by regulatory agencies which may limit the number of eligible patients in a given disorder;
●	the size of the study population required for analysis of the study’s primary endpoints;
●	the proximity of subjects to a study site;
●	the design of the study;
●	our use of academic sites, which are less accustomed to running clinical studies and managing enrollment;
●	public perception of drug safety issues;

●	our ability to recruit clinical study investigators with the appropriate competencies and experience;
●	competing clinical studies for similar therapies or targeting patient populations meeting our patient eligibility criteria;
●	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
●	our ability to obtain and maintain patient consents; and
●	the risk that subjects enrolled in clinical studies will not complete such studies, for any reason.

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

We have experienced delays in subject enrollment as a result of a number of factors, including the COVID-19 pandemic and our enrollment criteria, in our painful DPN, fibromyalgia, PTSD, and Parkinson’s disease studies. We may continue to experience enrollment delays as a result of these or other factors in our ongoing clinical studies. If we are unable to successfully enroll subjects in a timely way for the clinical studies for our product candidates, our clinical studies could be significantly delayed, which could materially affect our financial condition and results of operations.

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

Further, clinical studies by their nature utilize a sample of the potential patient population for a limited duration of exposure. Rare and severe side effects of a product candidate may only be uncovered with a significantly larger number of patients exposed to the product candidate. If our product candidates receive marketing approval and we or others identify undesirable side effects caused by such product candidates (or any other similar products) after such approval, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may suspend, withdraw, or limit their approval of such products;
●	regulatory authorities may require the addition of labeling statements, such as a “boxed” warning or a contraindication;
●	we may be required to change the way such products are distributed or administered;
●	we may be required to conduct additional post-marketing studies and surveillance;
●	we may be required to implement a risk evaluation and mitigation strategy, or REMS, or create a medication guide outlining the risks of such side effects for distribution to patients;
●	we may be subject to regulatory investigations and government enforcement actions;
●	subjects in a clinical study may experience severe or unexpected drug related side effects;
●	we may decide, or regulatory authorities may require us, to conduct additional clinical studies or abandon product development programs;
●	we may decide to remove such products from the marketplace;
●	we could be sued and held liable for injury caused to individuals exposed to or taking our products;
●	the product may become less competitive; and
●	our reputation may suffer.

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

We do not know whether any of our ongoing or planned clinical studies will begin or be completed on schedule, if at all, as the commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

●	disruptions related to COVID-19;
●	the FDA or other regulatory bodies may not authorize us or our investigators to commence our planned clinical studies or any other clinical studies we may initiate, or may suspend our clinical studies, for example, through imposition of a clinical hold;
●	delays in filing or receiving clearance of additional investigational new drug, or IND, applications that may be required;
●	lack of adequate funding to continue our clinical studies and preclinical studies;
●	negative results from our ongoing preclinical studies;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies, for example delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	challenges in recruiting and enrolling subjects to participate in clinical studies, the proximity of subjects to study sites, eligibility criteria for the clinical study, including for example our strict enrollment criteria in certain of our studies, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;
●	severe or unexpected drug related side effects experienced by subjects in a clinical study;
●	we may decide, or regulatory authorities may require us, to conduct additional clinical studies or abandon product development programs;
●	delays in validating, or inability to validate, any endpoints utilized in a clinical study;
●	the FDA may disagree with our clinical study design and our interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical studies;

●	reports from preclinical or clinical testing of other NMDAr-dependent therapies that raise safety or efficacy concerns; and
●	difficulties retaining subjects who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical study, a data and safety monitoring board, or DSMB, overseeing the clinical study at issue or other regulatory authorities due to a number of factors, including, among others:

●	concerns related to COVID-19;
●	failure to conduct the clinical study in accordance with regulatory requirements or our clinical protocols;
●	inspection of the clinical study operations or study sites by the FDA or other regulatory authorities that reveals deficiencies or violations that require us to undertake corrective action, including in response to the imposition of a clinical hold;
●	unforeseen safety issues, including any that could be identified in our ongoing preclinical or clinical studies, adverse side effects or lack of effectiveness;
●	changes in government regulations or administrative actions;
●	problems with clinical supply materials; and
●	lack of adequate funding to continue clinical studies.

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

The commercial success of our product candidates, if approved by the FDA or other applicable regulatory authorities, will depend upon the awareness and acceptance of our product candidates among the medical community, including physicians, patients, and healthcare payors. If any of our product candidates are approved but do not achieve an adequate level of acceptance by physicians, patients, healthcare payors, and others in the medical community, we may not generate sufficient revenue to become or remain profitable. Market acceptance of our product candidates, if approved, will depend on a number of factors, including, among others:

●	the safety, efficacy, and other potential advantages of our approved product candidates compared to other available therapies;
●	limitations or warnings contained in the labeling approved for our product candidates by the FDA or other applicable regulatory authorities;
●	any restrictions on the use of our products together with other medications;
●	the prevalence and severity of any adverse effects associated with our product candidates;
●	inability of certain types of patients to take our products;
●	the clinical indications for which our product candidates are approved;
●	availability of alternative treatments already approved or expected to be commercially launched in the near future;
●	the potential and perceived advantages of our approved product candidates over current treatment options or alternative treatments, including future alternative treatments;
●	the size of the target patient population, and the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

●	the strength of marketing and distribution support and timing of market introduction of competitive products;
●	publicity concerning our products or competing products and treatments;
●	pricing and cost effectiveness;
●	the effectiveness of our sales and marketing strategies;
●	our ability to increase awareness of our product candidates through sales and marketing efforts;
●	our ability to obtain sufficient third-party payor coverage or reimbursement; or
●	the willingness of patients to pay out-of-pocket in the absence of third-party payor coverage.

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

The FDA has significant post-marketing authority, including, for example, the authority to require labeling changes based on new safety information and to require post-marketing studies or clinical studies to evaluate serious safety risks related to the use of a drug. The FDA also has the authority to require, as part of an NDA or post-approval, the submission of a REMS. Many chronic pain therapies have been recognized as drugs of abuse and require REMS. For example, while NYX-2925 has been well tolerated in clinical studies to date and has shown low abuse potential in preclinical drug discrimination and abuse liability studies, the FDA may still determine that NYX-2925 requires a REMS program. Any REMS required by the FDA may lead to increased costs to assure compliance with new post-approval regulatory requirements and potential requirements or restrictions on the sale of approved products, all of which could lead to lower sales volume and revenue.

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

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

●	issue warning or untitled letters that would result in adverse publicity;
●	impose civil or criminal penalties;
●	suspend or withdraw regulatory approvals;
●	suspend any of our ongoing clinical studies;
●	refuse to approve pending applications or supplements to approved applications submitted by us;
●	impose restrictions on our operations, including closing our contract manufacturers’ facilities;
●	seize or detain products; or
●	request that we initiate a product recall.

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

Companies that we are aware are developing or commercializing NMDAr-targeted therapies include companies with significant financial and/or scientific resources, such as Acadia Pharmaceuticals Inc., Adamas Pharmaceuticals Inc., Allergan plc (now a subsidiary of AbbVie Inc.), Avanir Pharmaceuticals, Inc., Axsome Therapeutics, Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cadent Therapeutics, Inc., Cerecor Inc., Eli Lilly and Company, Genentech Inc., Intra-Cellular Therapies, Inc., Janssen Pharmaceuticals, Inc., NeuroRx, Inc., Newron Pharmaceuticals S.p.A., Otonomy, Inc., Relmada Therapeutics, Inc., Sage Therapeutics, Inc., UCB S.A., Gate Neurosciences, Inc., and Vistagen Therapeutics, Inc.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. As of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID- 19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020, several companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

Applications for our product candidates could fail to receive regulatory approval for many reasons, including but not limited to the following:

●	the FDA or comparable foreign regulatory authorities may raise concerns with the quality, completeness, and interpretability of our clinical data as a result of COVID-19-related disruptions in clinical studies;
●	the FDA or comparable foreign regulatory authorities may disagree with the design, implementation, or results of our clinical studies;
●	the FDA or comparable foreign regulatory authorities may determine that our product candidates are not safe and effective, only moderately effective, or have undesirable or unintended side effects, toxicities, or other characteristics that preclude our obtaining marketing approval or prevent or limit commercial use;
●	the population studied in the clinical program may not be sufficiently broad or representative to assure efficacy and safety in the full population for which we seek approval;
●	the FDA or comparable foreign regulatory authorities may disagree with our interpretation of data from preclinical studies or clinical studies;
●	the data collected from clinical studies of our product candidates may not be sufficient to support the submission of an NDA or other submission, or to obtain regulatory approval in the United States or elsewhere;
●	we may be unable to demonstrate to the FDA or comparable foreign regulatory authorities that a product candidate’s risk-benefit ratio for its proposed indication is acceptable;

●	the FDA or comparable foreign regulatory authorities may find deficiencies with or fail to approve the manufacturing processes, test procedures and specifications, or facilities of third-party manufacturers with which we contract for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering our clinical data insufficient for approval.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations include the following:

●	the federal Anti Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, arrangement or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute. On December 2, 2020, the Office of Inspector General, or OIG, published further modifications to the AKS. Under the final rules, OIG added safe harbor protections under the AKS for certain coordinated care and value-based arrangements among clinicians, providers, and others. This rule (with exceptions) became effective January 19, 2021. Implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed. We continue to evaluate what effect, if any, the rule will have on our business;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it.

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;
●	the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, or the ACA, require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services, or HHS, information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and teaching hospitals, as well as physician ownership and investment interests, including such interests held by their immediate family. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;
●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and
●	analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018). State laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

Under the Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, a pharmaceutical manufacturer may file an abbreviated new drug application, or ANDA, seeking approval of a generic copy of an approved, small-molecule innovator product. Under the Hatch-Waxman Act, a manufacturer may also submit an NDA, under Section 505(b)(2) of the Federal Food, Drug, and Cosmetic Act that references the FDA’s prior approval of the small-molecule innovator product. A 505(b)(2) NDA product may be for a new or improved version of the original innovator product. The Hatch-Waxman Act also provides for certain periods of regulatory exclusivity, which preclude FDA approval (or in some circumstances, FDA filing and reviewing) of an ANDA or 505(b)(2) NDA. These include, subject to certain exceptions, the period during which an FDA-approved drug is subject to orphan drug exclusivity. For example, a drug that is granted regulatory approval may be eligible for five years of marketing exclusivity in the United States following regulatory approval if that drug is classified as a new chemical entity, or NCE. A drug can be classified as a NCE if the FDA has not previously approved any other drug containing the same active moiety. While we believe there is a likelihood that the FDA would grant NCE status to both NYX-2925 and NYX-783 if both are granted regulatory approval, NYX-2925 and NYX-783 have the same structural formula but differ in spatial orientation, i.e., are separate stereoisomers of each other, and there can be no assurance that both will be granted NCE exclusivity.

In addition to the benefits of regulatory exclusivity, an innovator NDA holder may have patents claiming the active ingredient, product formulation or an approved use of the drug, which would be listed with the product in the FDA publication, “Approved Drug Products with Therapeutic Equivalence Evaluations,” known as the “Orange Book.” If there are patents listed in the Orange Book, a generic or 505(b)(2) applicant that seeks to market its product before expiration of the patents must include in the ANDA a “Paragraph IV certification,” challenging the validity or enforceability of, or claiming non-infringement of, the listed patent or patents. Appropriate notice of the certification must be given to the innovator, too, and if within 45 days of receiving such notice the innovator sues to protect its patents, approval of the ANDA is stayed for 30 months, or as lengthened or shortened by the court.

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products, such as NYX-2925, NYX-783, and NYX-458, if approved. In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. For example, if we receive marketing approval for NYX-2925 as a treatment for painful DPN, physicians may nevertheless prescribe NYX-2925 to their patients in a manner that is inconsistent with the approved label. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

Even if approved, reimbursement policies could limit our ability to sell our product candidates.

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by the Centers for Medicare & Medicaid Services, or CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

Factors payors consider in determining reimbursement are based on whether the product is: (i) a covered benefit under its health plan; (ii) safe, effective and medically necessary; (iii) appropriate for the specific patient; (iv) cost-effective; and (v) neither experimental nor investigational.

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

Healthcare legislative reform measures and constraints on national budget social security systems may have a material adverse effect on our business and results of operations.

Payors, whether domestic or foreign, or governmental or private, are developing increasingly sophisticated methods of controlling healthcare costs and those methods are not always specifically adapted for new technologies such as gene therapy and therapies addressing rare diseases such as those we are developing. In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. In particular, in 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA, was enacted, which, among other things, subjected biologic products to potential competition by lower-cost biosimilars; addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected; increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program; extended the Medicaid Drug Rebate program to utilization of prescriptions of individuals enrolled in Medicaid managed care organizations; subjected manufacturers to new annual fees and taxes for certain branded prescription drugs; created a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; and provided incentives to programs that increase the federal government’s comparative effectiveness research.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, various portions of the ACA are currently undergoing legal and constitutional challenges in the United States Supreme Court. Additionally, the former Trump Administration issued various Executive Orders which eliminated cost sharing subsidies and Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. It is unclear whether the ACA will be overturned, repealed, replaced, or further amended. We cannot predict what affect further changes to the ACA would have on our business, especially given the new administration.

Other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. Proposed legislation, if passed, would extend this suspension until the end of the pandemic.

The former Trump administration’s budget proposal for fiscal year 2021 included a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the former Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the former Trump administration also previously released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020. However, it is unclear whether the Biden administration will challenge, reverse, revoke or otherwise modify these executive and administrative actions after January 20, 2021.

In 2020, former President Trump announced several executive orders related to prescription drug pricing that seek to implement several of the administration's proposals. The FDA released a final rule on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates will be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. The MFN Model regulations mandate participation by identified Part B providers and would have applied to all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. However, in response to a lawsuit filed by several industry groups, on December 28, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction enjoining government defendants from implementing the MFN Rule pending completion of notice-and-comment procedures under the Administrative Procedure Act. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the MFN Interim Final Rule shall not commence earlier than 60 days after publication of that regulation in the Federal Register. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. If implemented, importation of drugs from Canada and the MFN Model may materially and adversely affect the price we receive for any of our product candidates. Additionally, on December 2, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to an order entered by the U.S. District Court for the District of Columbia, the portion of the rule eliminating safe harbor protection for certain rebates related to the sale or purchase of a pharmaceutical product from a manufacturer to a plan sponsor under Medicare Part D has been delayed to January 1, 2023. Further, implementation of this change and new safe harbors for point-of-sale reductions in price for prescription pharmaceutical products and pharmacy benefit manager service fees are currently under review by the Biden administration and may be amended or repealed.

Further, on May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Existing and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions, there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay regulatory approval of our product candidates, restrict or regulate post approval activities, and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality, and/or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. We expect that these and any healthcare reform measures that may be adopted in the future may result in reductions in Medicare and other healthcare funding, more rigorous coverage criteria, new payment methodologies, and additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payers. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our products. Additionally, we may face competition in the United States from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. Legislation or regulations allowing the reimportation of drugs into the United States, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.

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

Our future profitability may depend, in part, on our ability to commercialize our product candidates in foreign markets for which we may rely on collaboration with third parties. If we commercialize our product candidates in foreign markets, we would be subject to additional risks and uncertainties, including:

●	our customers’ ability to obtain reimbursement for our product candidates in foreign markets;
●	our inability to directly control commercial activities because we are relying on third parties;
●	the burden of complying with complex and changing foreign regulatory, tax, accounting, and legal requirements;
●	different medical practices and customs in foreign countries affecting acceptance in the marketplace;
●	import or export licensing requirements;
●	longer accounts receivable collection times;
●	longer lead times for shipping;
●	language barriers for technical training;
●	reduced protection of intellectual property rights in some foreign countries;
●	the existence of additional potentially relevant third-party intellectual property rights;
●	foreign currency exchange rate fluctuations; and
●	the interpretation of contractual provisions governed by foreign laws in the event of a contract dispute.

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

Risks related to collaborations with third parties

We may depend on collaborations with third parties for the research, development, and commercialization of certain product candidates we may develop. If any such collaborations are not successful, we may not be able to realize the market potential of those product candidates.

We may seek third-party collaborators for the research, development, and commercialization of certain product candidates we plan to develop. Our likely collaborators for any other collaboration arrangements include large and mid-size pharmaceutical companies, biotechnology companies, or academic institutions. If we enter into any such arrangements with any third parties, we will likely have shared or limited control over the amount and timing of resources that our collaborators dedicate to the development or potential commercialization of any product candidates we may seek to develop with them. Our ability to generate revenue from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements. We cannot predict the success of any collaboration that we enter into.

Collaborations involving our research programs, or any product candidates we may develop, pose the following risks to us:

●	collaborators generally have significant discretion in determining the efforts and resources that they will apply to these collaborations;
●	collaborators may not properly obtain, maintain, enforce, or defend intellectual property or proprietary rights relating to our product candidates or research programs or may use our proprietary information in such a way as to expose us to potential litigation or other intellectual property related proceedings, including proceedings challenging the scope, ownership, validity, and enforceability of our intellectual property;
●	collaborators may own or co-own intellectual property covering our product candidates or research programs that results from our collaboration with them, and in such cases, we may not have the exclusive right or any right to commercialize such intellectual property or such product candidates or research programs;
●	we may need the cooperation of our collaborators to enforce or defend any intellectual property we contribute to or that arises out of our collaborations, which may not be provided to us;
●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development, or commercialization of our product candidates or research programs or that result in costly litigation or arbitration that diverts management attention and resources;
●	collaborators may decide not to pursue development and commercialization of any product candidates we develop or may elect not to continue or renew development or commercialization programs based on clinical study results, changes in the collaborator’s strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical studies, provide insufficient funding for a clinical study program, stop a clinical study or abandon a product candidate, repeat or conduct new clinical studies, or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our product candidates or research programs if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
●	collaborators with marketing and distribution rights to one or more product candidates may not commit sufficient resources to the marketing and distribution of such product candidates;
●	we may lose certain valuable rights under circumstances identified in our collaborations, including if we undergo a change of control;
●	collaborators may undergo a change of control and the new owners may decide to take the collaboration in a direction which is not in our best interest;
●	collaborators may become bankrupt, which may significantly delay our research or development programs, or may cause us to lose access to valuable technology, know-how, or intellectual property of the collaborator relating to our products, product candidates, or research programs;
●	key personnel at our collaborators may leave, which could negatively impact our ability to productively work with our collaborators;
●	collaborations may require us to incur short and long-term expenditures, issue securities that dilute our stockholders, or disrupt our management and business;
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates or our discovery platform; and
●	collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our development or commercialization program under such collaboration could be delayed, diminished, or terminated.

In addition, the terms and conditions of collaboration agreements may involve complex legal, business and scientific issues, and certain provisions may be susceptible to multiple interpretations. As with any complex contractual arrangement, disputes may arise between us and our collaborators regarding the terms and conditions of these agreements, including with respect to the scope of rights granted to, or restrictions placed on, each party under these agreements. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights under the agreement, or increase what we believe to be our obligations under the relevant agreement, either of which could materially harm our business, financial condition, results of operations, and prospects.

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

Pursuant to the research collaboration agreement, or Allergan Research Collaboration Agreement, we entered into with Allergan plc, or Allergan, pursuant to which we and Allergan received research, development, and commercial rights to compounds discovered using our discovery platform, during the license period for the relevant compounds are set forth in the Allergan Research Collaboration Agreement we may not alone, or with a third party, directly or indirectly engage in (a) the research or preclinical development of any compound or any product for the purpose of the treatment, prevention or diagnosis of any disorders or conditions in a specified field, which is defined as any therapeutic, prophylactic, or diagnostic use for certain delineated psychiatric or neurocognitive disorders or conditions, and which we refer to as Allergan’s Field, (b) the clinical development of any compound or any product for the treatment, prevention or diagnosis of any disorders and conditions in Allergan’s Field, or the manufacture of such compound or product for such purpose, or (c) the commercialization of any compound or any product labelled, or approved or licensed by any regulatory authority, for the treatment, prevention, or diagnosis of any disorders or conditions in Allergan’s Field, or the manufacture of such compound or product. By their terms, these field-related restrictions pertaining to Allergan’s license rights survive the expiration of the Allergan Research Collaboration Agreement and the exclusivity period set forth in the agreement. We are bound by a similar set of restrictions on our research, development, and commercialization activities with respect to compounds and products in Allergan’s Field under an asset contribution agreement that we entered into with Allergan in connection with Allergan’s acquisition of Naurex. Except with respect to compounds for which Allergan exercises its option under the Allergan Research Collaboration Agreement, Allergan is not precluded under the Allergan Research Collaboration Agreement or the asset contribution agreement from competing with us outside of Allergan’s Field. These exclusivity provisions may inhibit our development efforts and may materially harm our business, financial condition, results of operations, and prospects.

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

We do not have the ability to independently conduct clinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical studies on our product candidates. For example, we are party to a sponsored research agreement with Northwestern University, or Northwestern, through which Northwestern has historically furnished the laboratory facilities and equipment necessary to conduct certain research projects and related clinical studies. We may need to enter into future agreements with Northwestern or other third parties, under which we would have less control over the maintenance of the facility. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical studies. We rely heavily on these parties for execution of clinical studies for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing, and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	experience business disruptions as a result of COVID-19;
●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

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

We currently depend on single-source suppliers for our active ingredients used in, and processes required to develop, our product candidates. In particular, we rely on Sai to produce custom chemical synthesis of the compounds used in our product candidates such as spiro-beta lactam. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. In particular, given our use of the compound spiro-beta lactam, Sai will need to comply with certain regulatory and contractual requirements which significantly limit our ability to find alternative sources of supply. There are a limited number of suppliers that have the requisite facilities that comply with the required regulatory standards, which may lead to a supply gap in the unexpected event that Sai is unable to provide our products. These new vendors may be unable or unwilling to meet our future demands for our clinical studies or commercial sale. Any disruption in supply from Sai or any other single-source supplier or service provider, including disruptions related to COVID-19, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects. If we have to switch to a replacement supplier, the manufacture and delivery of our compounds could be interrupted for an extended period, adversely affecting our business.

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

In addition, as part of the FDA’s approval of our product candidates, submission of manufacturing information and a satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities where our product candidates are produced is required to assess compliance with cGMPs and assure that the facilities, methods, and controls are adequate to preserve the product candidates’ identity, strength, quality, and purity. Such inspections may include inspection of the manufacturers of the individual components of our process, which include the manufacturing processes and facilities of our single-source suppliers. Our current single-source suppliers have not undergone this process, nor have they had any components included in any product approved by the FDA.

Our reliance on single-source suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

●	delays to the development timelines for our product candidates;
●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations;
●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
●	a lack of long-term supply arrangements for key components with our suppliers;
●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
●	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
●	delay in delivery due to our suppliers prioritizing other customer orders over ours;

●	damage to our reputation caused by defective components produced by our suppliers;
●	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

Our success will depend significantly on our ability to obtain and maintain patent and other proprietary protection in the United States and other countries for commercially important technology, inventions, and know-how related to our business, defend and enforce our patents, should they issue, preserve the confidentiality of our trade secrets, and operate without infringing the valid and enforceable patents and proprietary rights of third parties. We strive to protect and enhance the proprietary technologies that we believe are important to our business, including seeking patents intended to cover our products and compositions, their methods of use, and any other inventions that are important to the development of our business. Our owned patents and patent applications relate to NYX-2925, NYX-783, NYX-458, and other NMDAr modulators. We also rely on trade secrets to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection.

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

Obtaining and enforcing patents in the biotechnology and pharmaceutical indusies involve both technological and legal complexity, and is therefore costly, time-consuming, and inherently uncertain. In addition, the United States has enacted and implemented wide-ranging patent form legislation: the Leahy-Smith America Invents Act. The America Ivents Act also includes provisions that affect the way patent applications will be prosecuted and that may also affect patet litigation. It is not yet clear what, if any, impact the America Invents Act will have on the operation of our business. However, the America Invents Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of any patents that may issue from oupatent applications, all of which could have a material adverse effect on our business and financial condition.

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

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

●	any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our product candidates or any other products or product candidates;
●	any of our pending patent applications will issue as patents at all;
●	we will be able to successfully commercialize our product candidates, if approved, before our relevant patents expire;
●	we were the first to make the inventions covered by each of our patents and pending patent applications;
●	we were the first to file patent applications for these inventions;
●	others will not develop similar or alternative technologies that do not infringe our patents;
●	others will not use pre-existing technology to effectively compete against us;
●	any of our patents, if issued, will be found to ultimately be valid and enforceable;
●	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
●	we will develop additional proprietary technologies or product candidates that are separately patentable; or
●	that our commercial activities or products will not infringe upon the patents or proprietary rights of others.

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

Even if we are successful in these proceedings, we may incur substantial costs and divert management time and attention in pursuing these proceedings, which could have a material adverse effect on us. There could also be public announcements of the results of the hearing, motions, or other interim proceedings or developments and if securities analysts or investors perceive those results to be negative, it could cause the price of shares of our common stock to decline. If we are unable to avoid infringing the patent rights of others, we may be required to seek a license, defend an infringement action, or challenge the validity of the patents in court, or redesign our products. Patent litigation is costly and time-consuming. We may not have sufficient resources to bring these actions to a successful conclusion. In addition, intellectual property litigation or claims could force us to do one or more of the following:

●	cease developing, selling or otherwise commercializing our product candidates;
●	pay substantial damages for past use of the asserted intellectual property;
●	obtain a license from the holder of the asserted intellectual property, which license may not be available on reasonable terms, if at all; and
●	in the case of trademark claims, redesign, or rename, some or all of our product candidates to avoid infringing the intellectual property rights of third parties, which may not be possible and, even if possible, could be costly and time-consuming.

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

Additionally, changes in U.S. patent law could make it more likely that we lose patent protection, thereby impairing our ability to protect our products. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that could weaken our ability to obtain new patents or to enforce any patents that may issue in the future.

We may not seek to protect our intellectual property rights in all jurisdictions throughout the world and we may not be able to adequately enforce our intellectual property rights even in the jurisdictions where we seek protection.

Filing and prosecuting patent applications, and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. For many of the patent families that we own, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, we will need to decide whether and where to pursue protection outside the United States. For patent families relating to NYX-2925 and NYX-783 and to NYX-458, we have chosen to pursue patent protection in only the United States, Mexico, Canada, and certain jurisdictions in Europe, Asia, Australia, and South America

Competitors may use our technologies in jurisdictions where we do not pursue and obtain patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing. Even if we pursue and obtain issued patents in particular jurisdictions, our patent claims or other intellectual property rights may not be effective or sufficient to prevent third parties from so competing.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

●	others may be able to develop and/or practice technology that is similar to our technology or aspects of our technology but that is not covered by the claims of patents, should such patents issue from our patent applications;
●	we might not have been the first to make the inventions covered by a pending patent application that we own;
●	we might not have been the first to file patent applications covering an invention;
●	others may independently develop similar or alternative technologies without infringing our intellectual property rights;
●	pending patent applications that we own or license may not lead to issued patents;
●	patents, if issued, that we own or license may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors;
●	third parties may compete with us in jurisdictions where we do not pursue and obtain patent protection;
●	we may not be able to obtain and/or maintain necessary or useful licenses on reasonable terms or at all;

●	third parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
●	we may not develop or in-license additional proprietary technologies that are patentable; and
●	the patents of others may have an adverse effect on our business.

Should any of these events occur, they could significantly harm our business and results of operations.

General company-related risks

We may need to expand our company, and we may encounter difficulties in managing our ongoing development and potential expansion, which could disrupt our operations.

As of March 15, 2021, we had 34 full-time employees and no part-time employees. If any of our product candidates are submitted for or receive marketing approval, we may experience significant growth in the number of our employees and the scope of our operations. To manage our ongoing development and potential expansion, we must continue to implement and improve our managerial, operational, and financial systems, maintain or expand our facilities, and recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

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

We are highly dependent on our management, scientific and medical personnel, including our Chief Executive Officer, Norbert G. Riedel, Ph.D and our President and Chief Operating Officer, Andy Kidd, M.D. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. The loss of the services of any of our executive officers, including Dr. Riedel, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

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

The use of our product candidates in clinical studies and the sale of our product candidates, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

●	withdrawal of subjects from our clinical studies;
●	substantial monetary awards to patients or other claimants;
●	decreased demand for our product candidates or any future product candidates following marketing approval, if obtained;
●	damage to our reputation and exposure to adverse publicity;
●	increased FDA warnings on product labels;
●	litigation costs;
●	distraction of management’s attention from our primary business;
●	loss of revenue; and
●	the inability to successfully commercialize our product candidates or any future product candidates, if approved.

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

We incur significant costs as a result of operating as a public company, and our management team is required to devote substantial time to compliance initiatives.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting. However, while we remain an “emerging growth company,” we will not be required to include an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed period, we are and will be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we need to continue to dedicate internal resources, potentially engage outside consultants, and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented, and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

Additionally, we may discover weaknesses in our system of internal financial and accounting controls and procedures that could result in a material misstatement of our financial statements. Our internal control over financial reporting will not prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud will be detected.

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

As of December 31, 2020, we had federal and state net operating loss, or NOL, carryforwards of $186.5 million and $17.7 million, respectively. Of the $186.5 million federal NOL carryforwards, $184.8 million of gross NOLs are limited under Sec. 382 of the Internal Revenue Code of 1986 (“Section 382”), of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation, and $33.3 million will expire based on such limitations. Under Section 382, changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize NOL carryforwards and research and development tax credit carryforwards before they expire. During 2020, we performed a detailed analysis of historical and current Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $184.8 million of NOLs arising prior to our October 2020 secondary offering, we expect the entire remaining federal NOL carryforward will not be subject to limitations under Section 382. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 and have a material adverse effect on our results of operations in future years.

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

We could be subject to risks caused by misappropriation, misuse, leakage, falsification or intentional or accidental release or loss of information maintained in the information systems and networks of our company and our contractors or consultants. In addition, outside parties may attempt to penetrate our systems or those of our contractors or consultants or fraudulently induce our personnel or the personnel of our contractors or consultants to disclose sensitive information in order to gain access to our data and/or systems. We have experienced a number of unsuccessful phishing attacks on our systems, and we may continue to experience threats to our data and systems, including malicious codes and viruses, phishing and other cyber-attacks. The number and complexity of these threats continue to increase over time, including as a result of employees working remotely in response to COVID-19. If a material breach of our information technology systems or those of our contractors or consultants occurs, the market perception of the effectiveness of our security measures could be harmed and our reputation and credibility could be damaged. We could be required to expend significant amounts of money and other resources to repair or replace information systems or networks. In addition, we could be subject to regulatory actions and/or claims made by individuals and groups in private litigation involving privacy issues related to data collection and use practices and other data privacy laws and regulations, including claims for misuse or inappropriate disclosure of data, as well as unfair or deceptive practices. Although we develop and maintain systems and controls designed to prevent these events from occurring, and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, despite our efforts, the possibility of these events occurring cannot be eliminated entirely. In addition, there can be no assurance that our internal information technology systems or those of our third-party contractors, or our consultants’ efforts to implement adequate security and control measures, will be sufficient to protect us against breakdowns, service disruption, data deterioration or loss in the event of a system malfunction, or prevent data from being stolen or corrupted in the event of a cyberattack, security breach, industrial espionage attacks or insider threat attacks which could result in financial, legal, business or reputational harm.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, in part because our common stock had not been previously traded publicly prior to our IPO. For example, in the year ended December 31, 2020, our common stock’s sales price on The Nasdaq Global Select Market ranged from a low of $1.60 to a high of $6.47. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control.

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

Based on 66,889,625 shares outstanding as of March 15, 2021, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 47% of our voting stock. The existing holdings of our executive officers, directors, principal stockholders, and their affiliates, including investment funds affiliated with Bain Capital Life Sciences, Adams Street, and Longitude represent beneficial ownership, in the aggregate, of approximately 38% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

●	delaying, deferring, or preventing a change of control of us;
●	impeding a merger, consolidation, takeover, or other business combination involving us; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline. We have filed a registration statement on Form S-8 under the Securities Act to register shares issued or reserved for issuance under our equity incentive plans and will file additional registration statements on Form S-8 to register additional shares pursuant to the “evergreen” provisions under our equity incentive plans. These shares are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules and Rule 144 and Rule 701 under the Securities Act.

In addition, as of March 15, 2021, the holders of approximately 8,401,404 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2023, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or if we have annual gross revenues of $1.07 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

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

As an emerging growth company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not emerging growth companies. These exemptions include:

●	not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting;
●	not being required to comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements;
●	reduced disclosure obligations regarding executive compensation; and
●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition to the above reduced disclosure requirements applicable to emerging growth companies, as a smaller reporting company, we are permitted and intend to rely on exemptions from certain disclosure requirements that are applicable to other public companies that are not smaller reporting companies. These exemptions include:

●	being permitted to provide only two years of audited financial statements in this Annual Report on Form 10-K, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure; and
●	not being required to furnish a stock performance graph in our annual report.

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

As of March 15, 2021, we had approximately 125 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Equity Compensation Plan

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

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

The aggregate net proceeds to us from the public offering, inclusive of the over-allotment exercise, were approximately $106.5 million, after deducting underwriting discounts and commissions and other offering expenses payable by us of approximately $3.0 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning 10% or more of any class of our equity securities or to any other affiliate.

As described in the final prospectus for the IPO filed with the SEC pursuant to Rule 424(b)(4) dated June 20, 2018, we expect to use the net proceeds from our IPO to fund our ongoing clinical development of NYX-2925, to advance NYX-783 through completion of our Phase 2 clinical study, to advance NYX-458 for the treatment of Parkinson’s disease cognitive impairment through completion of Phase 1 clinical development and into our planned Phase 2 clinical study, and to explore NMDAr-dependent biomarkers and develop any additional product candidates.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

NYX-2925 is in clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. These studies have both recently recommenced enrollment following their temporary suspension in March of 2020 due to challenges introduced by the COVID-19 pandemic. NYX-783 is in clinical development for the treatment of post-traumatic stress disorder, or PTSD. We recently completed an initial exploratory Phase 2 study to evaluate safety, tolerability, and signals of efficacy of NYX-783 in 160 patients with PTSD. In the study, patients treated with NYX-783 demonstrated improvements across PTSD symptoms and NYX-783 was well-tolerated with no drug-related serious adverse events reported. The NYX-783 50 mg group demonstrated a clinically meaningful improvement from baseline on CAPS-5 Total score after 4 weeks of treatment and, while the exploratory study was powered based on clinical, and not statistical, considerations, on some measures NYX-783 did demonstrate statistically significant separation from placebo. NYX-458 is in Phase 2 clinical development for the treatment of cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies. We recently recommenced study activities, including site initiation and obtaining IRB approval, for a Phase 2 exploratory study that was temporarily suspended in March of 2020 due to challenges introduced by the COVID-19 pandemic. We expect to recommence the screening and enrollment of patients in that study following an investigator meeting that is planned for March 26, 2021.

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

The COVID-19 pandemic has and could further adversely impact our clinical and/or preclinical studies, as well as our business operations. We continue to evaluate the impact of the COVID-19 pandemic on patients and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory or manufacturing facility, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan (now a subsidiary of AbbVie), under which the jointly funded research activities and associated payments by Allergan to us concluded in the third quarter of 2020; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc.; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19;
●	future clinical study results; the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
●	clinical study enrollment rate or design;
●	the manufacturing of our product candidates;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	significant and changing government regulation;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	the timing and receipt of regulatory approvals, if any; and
●	the risks disclosed in the section entitled “Risk Factors” of this Annual Report on Form 10-K.

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

Results of operations

Comparison of years ended December 31, 2020 and 2019

The following table summarizes our results of operations for the years ended December 31, 2020 and 2019 (in thousands):

	Year
	ended December 31,		Increase
	2020	2019	(Decrease)
Revenues:
Collaboration revenue	$1,564	$3,669	$(2,105)
Operating expenses:
Research and development	32,835	44,330	(11,495)
General and administrative	19,494	18,952	542
Total operating expenses	52,329	63,282	(10,953)
Loss from operations	(50,765)	(59,613)	(8,848)
Other income	712	2,203	(1,491)
Net loss and comprehensive loss	$(50,053)	$(57,410)	$(7,357)

Collaboration revenue

Collaboration revenue was $1.6 million for the year ended December 31, 2020, compared to $3.7 million for the year ended December 31, 2019 and is attributable to the research collaboration with Allergan. The jointly funded research activities under the research collaboration and the associated payments by Allergan came to their contractual conclusion in the third quarter of 2020.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2020 and 2019 (in thousands):

	Year
	ended December 31,		Increase
	2020	2019	(Decrease)
NYX-2925	$10,985	$11,304	$(319)
NYX-783	6,690	8,001	(1,311)
NYX-458	3,367	6,009	(2,642)
Preclinical research and discovery programs	3,046	6,067	(3,021)
Personnel and related costs	8,747	12,949	(4,202)
Total research and development expenses	$32,835	$44,330	$(11,495)

Research and development expenses were $32.8 million for the year ended December 31, 2020, compared to $44.3 million for the year ended December 31, 2019. The decrease of $11.5 million was primarily due to the following:

●	approximately $4.2 million decrease due to lower employee headcount costs and related support costs in 2020 compared to 2019;

●	approximately $3.0 million decrease for costs associated with our preclinical research efforts with external research organizations and in part by the natural conclusion of the research collaboration with Allergan in the third quarter of 2020;
●	approximately $2.6 million decrease related to the ongoing development of NYX-458 for the treatment of Parkinson’s disease cognitive impairment, including the temporary suspension of the exploratory Phase 2 study of NYX-458 due to the COVID-19 pandemic; and
●	approximately $1.3 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 due to the conclusion of the Phase 2 study in October 2020.

General and administrative expenses

General and administrative expenses were $19.5 million for the year ended December 31, 2020, compared to $19.0 million for the year ended December 31, 2019. The increase of $0.5 million was due to a $1.7 million increase related to employee non-cash stock based-compensation expenses, costs associated with being a public company, and insurance costs to support ongoing business operations offset by a decrease of $1.3 million related to reduced employee headcount, professional fees, and patent costs

Other income

We recorded $0.7 million of other income for the year ended December 31, 2020, compared to $2.2 million for the year ended December 31, 2019. This was due to decreased interest income earned on our cash and cash equivalents as a result of decreased interest rates during 2020 compared to 2019.

Liquidity and capital resources

From our inception through December 31, 2020, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, and our IPO and follow-on equity offerings. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government.

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

On July 1, 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. There were no shares issued in 2019. During the year ended December 31, 2020, 1,491,482 shares of common stock have been issued and sold pursuant to the Sales Agreement at a weighted-average price of $3.89 per share. During the year ended December 31, 2020, we received $5.7 million of net proceeds after deducting sales commissions and other offering expenses.

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

On October 26, 2020, we completed a follow-on public offering of our common stock pursuant to an effective registration statement on Form S-3. We sold an aggregate of 16,100,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $45.1 million after deducting underwriting discounts and commissions as well as estimated offering expenses.

Subsequent to December 31, 2020 and through the filing date of this Annual Report on Form 10-K, we sold an aggregate of 3,629,458 shares under the “at the market offering” at an average price of $4.03 for net proceeds of $14.5 million.

As of December 31, 2020, we had cash and cash equivalents of $141.0 million. We invest our cash equivalents in liquid money market accounts

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development services, compensation and related expenses, laboratory and related supplies, legal and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property and general overhead costs. We expect to continue to incur significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to incur, additional costs associated with operating as a public company. We anticipate that our expenses will increase significantly in connection with our ongoing activities, as we:

●	seek to address and recover from impacts of COVID-19;
●	advance the clinical development of our lead product candidates;
●	continue to improve the manufacturing process for our product candidates; and manufacture clinical supplies as our development progresses;
●	continue the research and development of our preclinical product candidates;
●	seek to identify and develop additional product candidates;
●	maintain, expand, and protect our intellectual property portfolio; and
●	improve our operational, financial, and management systems to support our clinical development and other operations.

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2020 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended
	December 31,
	2020	2019
Net cash provided by (used in):
Operating activities	$(42,356)	$(52,087)
Investing activities	(214)	(39)
Financing activities	84,675	192
Net increase (decrease) in cash, cash equivalents and restricted cash	$42,105	$(51,934)

Operating activities

For the year ended December 31, 2020, compared to the same period in 2019, the $9.7 million decrease in net cash used in operating activities was primarily due to a $7.4 million decrease in our net loss year over year, driven mostly by lower research and development expenses and and a use of cash decrease of $1.5 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs.

Investing activities

For the year ended December 31, 2020, compared to the same period in 2019, the $0.2 million increase in net cash used in investing activities was primarily due to purchases of lab equipment.

Financing activities

For the year ended December 31, 2020, compared to the same period in 2019, the $84.5 million increase in net cash provided by financing activities was primarily due to $78.5 million and $5.7 million of net proceeds received from our January and October 2020 follow-on public offerings and 2020 “at the market offering”, respectively, net of underwriting discounts and commissions and other offering expenses.

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

Research and development

As part of the process of preparing our financial statements, we are required to estimate certain of our accrued research and development expenses. This process involves reviewing open contracts and purchase orders, communicating with our personnel to identify services that have been performed on our behalf, and estimating the level of service performed and the associated costs incurred for the services when we have not yet been invoiced or otherwise notified of the actual costs. The majority of our service providers invoice us in arrears for services performed, on a pre-determined schedule or when contractual milestones are met; however, some require advanced payments. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time. Examples of estimated accrued research and development expenses include fees paid to:

●	CROs in connection with performing research and development services on our behalf;
●	investigative sites or other providers in connection with clinical studies;
●	vendors in connection with preclinical development activities; and
●	vendors related to product manufacturing, development, and distribution of clinical supplies.

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

Stock-based compensation

We measure stock-based awards granted to our directors and employees at fair value on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. Generally, we issue stock options and restricted stock with only service-based vesting conditions and record the expense for these awards using the straight-line method. We have historically granted stock options with exercise prices equivalent to the fair value of our common stock as of the date of grant.

The fair value of our common stock is determined based on the quoted market price of our common stock. Prior to our IPO, the estimates in determining our stock-based compensation valuations were highly complex and subjective, and since our stock was not publicly traded, our board of directors estimated the fair value of our common stock at various dates, with input from management, considering our then most recently available third-party valuations of common stock and its assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. The grant date fair value of our options is determined using the Black-Scholes option-pricing model. The expected term of our options has been determined utilizing the “simplified method” for awards that qualify as “plain-vanilla” options. The historical volatility of share values of publicly traded companies within the biotechnology industry are used as a surrogate for the expected volatility of our common stock. The determination of the set of guideline public companies used to determine the volality assumption continues to represent a significant estimate in the determination of the grant date fair value of our options. We have not made significant changes in the identification of these guideline public companies in recent years. As of yet, we have not incorporated our own historical share price volatility into this determination, and plan to continuously reevaluate this assumption as we develop more history. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

JOBS Act

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We intend to avail of this exemption. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Exchange Act which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to avail of an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act. We will continue to remain an “emerging growth company” until the earliest of the following: (1) December 31, 2023; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.07 billion; (3) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) designed to ensure that information required to be disclosed in the reports that the we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the principal executive officer (our Chief Executive Officer) and principal financial officer (our Chief Financial Officer), to allow timely decisions regarding required disclosure.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2021 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item regarding executive compensation will be included in our 2021 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2021 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2021 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2021 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Operations

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

2.	All financial schedules have been omitted because the required information is either presented in the financial statements or the notes thereto or is not applicable or required.
3.

The exhibits required by Item 601 of Regulation S-K and Item 15(b) of this Annual Report on Form 10-K are listed in the Exhibit Index immediately preceding the signature page of this Annual Report on Form 10-K. The exhibits listed in the Exhibit Index are incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Aptinyx Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aptinyx Inc. (the "Company") as of December 31, 2020 and 2019, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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
March 24, 2021

We have served as the Company's auditor since 2017.

Aptinyx Inc.

Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$141,028	$98,849
Restricted cash	179	179
Accounts receivable	257	444
Prepaid expenses and other current assets	8,140	5,637
Total current assets	149,604	105,109
Other assets	92	166
Property and equipment, net	910	1,204
Total assets	$150,606	$106,479
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,209	$1,555
Accrued expenses and other current liabilities	3,374	3,341
Total current liabilities	4,583	4,896
Other long-term liabilities	114	272
Total liabilities	$4,697	$5,168
Commitments and contingencies (see Note 15)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of December 31, 2020 and December 31, 2019, 63,257 and 33,739 issued and outstanding as of December 31, 2020 and December 31, 2019	633	337
Additional paid-in capital	358,277	263,922
Accumulated deficit	(213,001)	(162,948)
Total stockholders’ equity	$145,909	$101,311
Total liabilities and stockholders’ equity	$150,606	$106,479

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	Year ended
	December 31,
	2020	2019
Revenues:
Collaboration revenue	$1,564	$3,669
Operating expenses:
Research and development	32,835	44,330
General and administrative	19,494	18,952
Total operating expenses	52,329	63,282
Loss from operations	(50,765)	(59,613)
Other income	712	2,203
Net loss and comprehensive loss	$(50,053)	$(57,410)
Net loss per share attributable to common stockholders, basic and diluted	$(1.02)	$(1.71)
Weighted-average number of common shares outstanding, basic and diluted	48,866	33,556

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2019	33,341	$333	$254,516	$(105,538)	$149,311
Issuance of common stock upon vesting of restricted stock	217	2	(2)	—	—
Stock‑based compensation	—	—	9,036	—	9,036
Issuance of common stock upon exercise of stock options	181	2	372	—	374
Net loss	—	—	—	(57,410)	(57,410)
Balance at December 31, 2019	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	23	1	(1)	—	—
Stock‑based compensation	—	—	9,979	—	9,979
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $274	1,491	15	5,690	—	5,705
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $4,898	27,792	278	78,199	—	78,477
Issuance of common stock upon exercise of stock options	212	2	488	—	490
Net loss	—	—	—	(50,053)	(50,053)
Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(50,053)	$(57,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	421	455
Loss on disposal of property and equipment	—	3
Stock-based compensation expense	9,979	9,036
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(2,557)	(3,166)
Accounts receivable	187	134
Accounts payable	(340)	(361)
Accrued expenses and other liabilities	7	(778)
Net cash used in operating activities	(42,356)	(52,087)
Cash flows from investing activities:
Purchases of property and equipment	(214)	(43)
Proceeds from sale of property and equipment	—	4
Net cash used in investing activities	(214)	(39)
Cash flows from financing activities:
Proceeds from stock options exercised	490	374
Proceeds from public offering, net of underwriters' discounts	79,074	—
Proceeds from at the market offering, net of sales commission	5,799	—
Payment of offering costs	(688)	(182)
Net cash provided by financing activities	84,675	192
Net increase (decrease) in cash, cash equivalents and restricted cash	42,105	(51,934)
Cash, cash equivalents and restricted cash, at beginning of period	99,194	151,128
Cash, cash equivalents and restricted cash, at end of period	$141,299	$99,194
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$4	$70
Property and equipment in accounts payable	$—	$11

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

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $213.0 million as of December 31, 2020. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

On July 1, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. No sales from the ATM occurred in 2019. For the year ended December 31, 2020, the Company sold an aggregate of 1,491,482 shares at a weighted-average price of $3.89 per share for net proceeds of $5.7 million after deducting sales commission and other offering expenses.

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

On October 26, 2020, the Company completed a follow-on public offering of its common stock pursuant to an effective registration statement on Form S-3. The Company sold an aggregate of 16,100,000 shares of common stock, which included the exercise in full of the underwriters’ option to purchase additional shares, at a public offering price of $3.00 per share. Net proceeds from the offering were approximately $45.1 million after deducting underwriting discounts and commissions as well as other offering expenses.

As of December 31, 2020, the Company had cash and cash equivalents of $141.0 million which, when combined with the proceeds received from the Company’s “at the market” discussed below (see Note 16), it believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of the issuance of these financial statements.

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

Recently adopted accounting pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASC 606”), which amends the guidance for accounting for revenue from contracts with customers. This ASU supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, (“ASC 605”). Through subsequent targeted amendments, the FASB issued additional ASUs that delayed the effective date of ASC 606 and clarified various aspects of the new revenue guidance, including principal versus agent considerations, identifying performance obligations, licensing, and other improvements and practical expedients. The Company adopted this new standard on January 1, 2019 using the modified retrospective transition method. The Company presents revenue from contracts with customers as collaboration revenue in the Company’s statements of operations. The Company applied this new standard to all contracts with customers that were not complete as of the adoption date and has determined that no cumulative catch-up adjustment to accumulated deficit was required. See Note 4, “Research collaboration agreement with Allergan” for additional information regarding the Company’s single contract that falls within the scope of ASC 606. The Company considered the adoption of ASC 606 compared to what would have been recognized by the Company under the prior revenue standard, ASC 605. The adoption of ASC 606 did not have a material impact on the Company’s financial statements as of and for the year ended December 31, 2019.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This ASU expands the scope of Topic 718, Compensation—Stock Compensation to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The Company early adopted this new standard on January 1, 2019. The adoption did not have a material impact on the Company’s financial statements.

Recently issued accounting pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASC 842”), which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard will become effective for the Company for annual reporting periods beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASC 842 will have on its financial statements.

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

The Company is dependent upon third-party manufacturers to supply product for research and development activities in its programs. In particular, the Company relies and expects to continue to rely on a small number of manufacturers to supply it with its requirements for the active pharmaceutical ingredients and final drug product related to these programs. These programs could be adversely affected by a significant interruption in the supply of active pharmaceutical ingredients and final drug product.

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment. The Company began re-enrollment in its NYX-2925 study in fibromyalgia in September 2020 and painful diabetic peripheral neuropathy in January 2021. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2020. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

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

Accounts receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. During the years ended December 31, 2020 and 2019, one research collaborator, Allergan plc (“Allergan”) represented 100% of the Company’s revenues (see Note 4). The associated accounts receivable were approximately $0.3 million and $0.4 million at December 31, 2020 and 2019, respectively. The Company writes off uncollectible receivables based on specific identification when the likelihood of collection is remote. No allowance was deemed necessary at December 31, 2020 and 2019.

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

		As of
		December 31,
	2020	2019
Cash and cash equivalents	$141,028	$98,849
Short-term and long-term restricted cash	271	345
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$141,299	$99,194

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no Level 3 assets or liabilities as of December 31, 2020 or 2019.

The carrying values reported in the Company’s balance sheets for cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses are reasonable estimates of their fair values due to the short-term nature of these items.

Property and equipment

Property and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred. Additions, improvements and replacements are capitalized. Depreciation of property and equipment is provided for by the straight-line method over the estimated useful lives of the related assets. The estimated useful lives of property and equipment are as follows:

Description	Estimated useful life
Computer software and equipment	3 years
Office equipment and furniture	5 years
Laboratory equipment	5 years
Leasehold improvements	Lesser of the estimated useful life or term of the lease

Construction-in-progress reflects property and equipment yet to be placed in service.

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset group. The Company has not recorded any impairment losses on long-lived assets for the years ended December 31, 2020 and 2019.

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

Stock-based compensation

The Company has stock-based compensation plans that cover the Company’s directors and employees and are more fully described in Note 11. Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period.

Income taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. The valuation allowance increased by $6.9 million and $16.4 million during the years ended December 31, 2020 and 2019, respectively. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2020 and 2019, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred in 2020 or 2019.

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

Net loss per share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the Company has reported net losses for each period presented.

4.       Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020. Under the terms of the agreement, the RCA will terminate upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds in both cases (clauses (i) and (ii)) subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The jointly funded research activities and option exercise period under the RCA, including the associated payments by Allergan to the Company, came to their contractual conclusion in August 2020 and February 2021, respectively. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On May 16, 2018 and February 23, 2021, Allergan exercised its first and second option to acquire exclusive rights to develop and commercialize AGN-241751 and AGN-281705 within a predefined set of indications.

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

The Company has concluded that there is a single combined performance obligation (comprising the Research Licenses, Research and Development Services and participation in the JSC) which is satisfied over time, as the Research and Development Services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or any future options exercised are not considered a performance obligation until the time of option exercise.

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

The Company uses an input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company uses fixed FTE efforts and variable out-of-pocket costs as actual costs incurred relative to the annual budget research plan to measure progress towards fulfillment of the performance obligation. An input method of revenue recognition requires management to make estimates of costs to complete the Company’s performance obligations. In making such estimates, significant judgment is required to evaluate assumptions related to cost estimates. The cumulative effect of revisions to estimated costs to complete the Company’s performance obligations will be recorded in the period in which changes are identified and amounts can be reasonably estimated. The Company does not anticipate significant changes as the research plan is reviewed and adjusted annually and approved by the JSC. There are no significant financing components in the contract.

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

During the years ended December 31, 2020 and 2019, the Company recorded expenses of $3.2 million and $7.3 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $1.6 million and $3.7 million during the years ended December 31, 2020 and 2019, respectively. Such reimbursements were reported within collaboration revenue in the statements of operations.

5.       Fair value measurements

Assets measured at fair value as of December 31, 2020 are as follows (in thousands):

	December 31,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$140,283	$140,283	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
	$140,554	$140,554	$—	$—

Assets measured at fair value as of December 31, 2019 are as follows (in thousands):

	December 31,
	2019	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$97,998	$97,998	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	166	166	—	—
	$98,343	$98,343	$—	$—

6.       Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2019
Prepaid clinical	$6,052	$3,719
Prepaid insurance	1,177	994
Prepaid manufacturing costs	613	558
Other prepaid expenses and current assets	298	366
Total prepaid expenses and other current assets	$8,140	$5,637

7.       Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2019
Computer software and equipment	$15	$15
Office equipment and furniture	176	176
Laboratory equipment	1,801	1,597
Leasehold improvements	1,062	1,051
Construction-in-progress	—	11
Less accumulated depreciation	(2,144)	(1,646)
Property and equipment, net	$910	$1,204

Depreciation expense was $0.5 million for each of the years ended December 31, 2020 and 2019.

8.       Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2020	2019
Employee-related expenses	$2,039	$1,925
Development costs and sponsored research	897	652
Clinical trials	195	410
Other	243	354
Total accrued expenses and other current liabilities	$3,374	$3,341

9.       Operating leases

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

Total rent expense, inclusive of lease incentives, under the operating lease agreements amounted to $0.9 million for each of the years ended December 31, 2020 and 2019, respectively.

Aggregate future minimum annual rental commitments under these non-cancelable lease agreements are as follows at December 31, 2020 (in thousands):

Year ending December 31,
2021	$916
2022	617
2023	—
2024	—
2025	—
Thereafter	—
$1,533

10.      Stockholders’ equity

Preferred Stock

The Company is also authorized to issue 10 million shares of undesignated preferred stock, par value $0.01, in one or more series. As of December 31, 2020, no shares of preferred stock were issued or outstanding.

Common stock

As of December 31, 2020 and 2019, the Company had reserved common stock for issuance as follows (in thousands):

	As of December 31,
	2020	2019
Stock options issued and outstanding	6,684	4,798
Unvested restricted stock units	1,091	1,032
	7,775	5,830

11.      Stock incentive plan

In October 2015, the Company established a stock option plan (“2015 Plan”) to provide for the issuance of shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights, restricted stock agreements and long-term performance awards granted to key employees, directors and consultants of the Company.

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The number of shares available for grant under the Company’s 2018 Plan as of December 31, 2020 was 2,243,984 which includes 505,046 shares of the Company’s common stock reserved under the Company’s 2015 Plan that became available for issuance upon the effectiveness of the 2018 Plan. No future issuance will be made under the 2015 Plan.

The number of shares available for grant under the Company’s stock option plan were as follows (in thousands):

Available for grant as of January 1, 2019	3,817
Plan amendment	1,341
Grants	(2,955)
Forfeitures and cancellations	878
Available for grant as of December 31, 2019	3,081
Plan amendment	1,348
Grants	(3,071)
Forfeitures and cancellations	886
Available for grant as of December 31, 2020	2,244

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying statements of operations relating to both stock options and restricted stock awards for the years ended December 31, 2020 and 2019 are as follows (in thousands):

	Year ended
	December 31,
	2020	2019
Research and development	$2,259	$2,442
General and administrative	7,720	6,594
Total stock‑based compensation expense	$9,979	$9,036

Restricted stock awards

During the year ended December 31, 2020, the Company issued 6,392 restricted stock awards to a board member that vested immediately on the date of grant. Non-cash restricted stock award expense recognized in the accompanying statements of operations was less than $0.1 million and $0.2 million for the years ended December 31, 2020 and 2019, respectively. The total fair value of shares that vested in 2020 was less than $0.1 million. As of December 31, 2020, there were no unvested restricted stock awards.

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

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2019	1,032	$3.63
Issued	205	$3.61
Vested	(21)	3.63
Forfeited and canceled	(125)	3.63
Unvested as of December 31, 2020	1,091	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying statements of operations was $2.0 million and $1.3 million for the years ended December 31, 2020 and 2019. At December 31, 2020, there was $0.8 million of unrecognized compensation cost that will be recognized as expense over a weighted-average period of 0.34 years.

Stock options

During the years ended December 31, 2020 and 2019, the Company granted 2.9 million and 1.8 million stock options, respectively. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

The weighted-average grant date fair value per share of each option granted during the years ended December 31, 2020 and 2019 was $2.09 and $7.98, respectively. As of December 31, 2020, there was $13.7 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.19 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing valuation model that uses various assumptions regarding the: (1) expected volatility, (2) expected life of the option, (3) expected dividend yield, and (4) risk-free interest rate. The Company uses the historical volatility of the share values of publicly traded companies within the biotech industry as a surrogate for the expected volatility of the Company’s common stock. A zero-dividend yield is also assumed in the stock option fair value computations. The expected life of the options represents the period of time that the options granted are expected to be outstanding and has been calculated utilizing the “simplified method” for awards that qualify as “plain vanilla” options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

The specific assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2020 and 2019 were as follows:

Year ended December 31,
	2020	2019

Expected volatility	76%-82%	71%-75%
Expected dividends	None	None
Expected option life	5.00 - 6.08 Years	5.00 - 6.08 Years
Risk-free rate	0.28 – 1.18%	1.38 – 2.72%

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, January 1, 2019	3,959	$7.46	8.79	$35,984
Granted	1,772	12.19
Exercised	(181)	2.07
Forfeited and canceled	(752)	11.70
Outstanding, December 31, 2019	4,798	$8.75	8.29	$1,159
Granted	2,859	3.17
Exercised	(212)	2.32
Forfeited and canceled	(761)	5.96
Outstanding, December 31, 2020	6,684	$6.88	7.96	$1,582
Vested and expected to vest at December 31, 2020	6,684	$6.88	7.96	$1,582
Exercisable at December 31, 2020	3,210	$7.40	7.07	$931

Employee stock purchase plan

On June 5, 2018, the Company's stockholders approved the 2018 Employee Stock Purchase Plan (the "ESPP"), which became effective upon the completion of the Company's initial public offering. A total of 314,697 shares of common stock were initially reserved for issuance under this plan. In addition, the number of shares of common stock that may be issued under the ESPP automatically increase on January 1 of each year through January 1, 2028, by the lesser of (i) 1% of the number of shares of the Company's common stock outstanding on the immediately preceding December 31 and (ii) such lesser number of shares as determined by the administrator of the Company's ESPP.

12.      Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2020 and 2019 (in thousands, except per share data):

	Year ended
	December 31,
	2020	2019
Numerator:
Net loss attributable to common stockholders	$(50,053)	$(57,410)
Denominator:
Weighted-average common shares outstanding—basic and diluted	48,866	33,556
Net loss per share attributable to common stockholders—basic and diluted	$(1.02)	$(1.71)

The following common stock equivalents outstanding as of December 31, 2020 and 2019, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of December 31,
	2020	2019
Stock options issued and outstanding	6,684	4,798
Unvested restricted stock units	1,091	1,032
	7,775	5,830

13.      Employee benefit plan

Effective December 31, 2015, the Company established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 4% of an employee’s eligible annual compensation. The Company has recorded matching contributions of $0.3 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively.

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”) and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs. At December 31, 2020, the Company had a U.S. federal NOL carryforward available to offset future taxable income of $186.5 million. This includes $184.8 million of gross NOLs that are limited under Sec. 382 of the Internal Revenue Code, of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation and $33.3 million will expire based on such limitations. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards. As of December 31, 2020, the Company had state NOL carryforwards of $17.7 million which have a 12-year carryforward period and will begin to expire starting in 2027.

A reconciliation of the U.S statutory rate to the Company’s effective tax rate is as follows:

Year ended December 31,	2020	2019
Federal rate	21.0%	21.0%
State rate	7.5	7.5
Valuation allowance	(27.8)	(28.6)
Other	(0.7)	0.1
	—%	—%

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

December 31,	2020	2019
Deferred tax assets
Net operating loss	$46,158	$41,727
Stock‑based compensation	5,053	2,603
Accrued clinical trials	99	176
Accrued compensation	571	509
Accrued expenses and other, net	452	383
Total deferred tax assets	52,333	45,398
Less valuation allowance	$(52,333)	$(45,398)
Net deferred tax assets	—	—
Net deferred taxes	$—	$—

The Company files federal and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. As of December 31, 2020, the Company’s tax years through December 31, 2015 are subject to examination by the U.S. federal and state taxing authorities. The December 31, 2018 tax year is currently under examination by the Internal Revenue Service.

15.      Commitments and contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of December 31, 2020.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2020. The Company does not anticipate recognizing any significant losses relating to these arrangements.

16.      Subsequent events

ATM Offering

On January 20, 2021, the Company sold under the ATM offering an aggregate of 3,629,458 shares at a weighted-average price of $4.03 per share for net proceeds of $14.5 million after deducting sales commission and other offering expenses.

Allergan exercise of AGN-281705

On February 23, 2021, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-281705 within a predefined set of indications in exchange for $1.0 million.

Item 16. Form 10-K Summary

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

4.2

Amended and Restated Investors’ Rights Agreement among the Registrant and certain of its stockholders, dated December 11, 2017, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225150 filed with the SEC on May 23, 2018).

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

10.3#	2018 Employee Stock Purchase Plan, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S-1 (File No. 333-225150 filed with the SEC on June 11, 2018).

10.4#	2018 Senior Executive Cash Bonus Plan, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S-1(File No. 333-225150 filed with the SEC on June 11, 2018).

10.5*	Non-Employee Director Compensation Policy.

10.6#	Form of Indemnification Agreement, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S-1 (File No. 333-225150 filed with the SEC on June 11, 2018).

10.7†

Research Collaboration Agreement by and between Naurex Inc. (a wholly-owned subsidiary of Allergan plc) and the Registrant, dated as of July 24, 2015, as amended by Amendment No. 1, dated July 15, 2016, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225150 filed with the SEC on May 23, 2018).

10.8#

Form of Amended and Restated Employment Agreement, incorporated by reference to the Registrant’s First Amendment to the Registration Statement on Form S-1 (File No. 333-225150 filed with the SEC on June 11, 2018).

10.9

Office Lease Agreement by and between FSP 909 Davis Street LLC and Registrant, dated as of October 13, 2016, incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-225150 filed on May 23, 2018).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Norbert Riedel, Chief Executive Officer of the Company, and Ashish Khanna, Chief Financial Officer of the Company.

101

The following materials from Aptinyx Inc.'s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) the Statements of Cash Flows and (iv) Notes to Financial Statements.

†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

Name	Title	Date

/s/ NORBERT G. RIEDEL	Director and Chief Executive Officer (Principal Executive Officer)	March 24, 2021
Norbert G. Riedel, Ph.D.

/s/ ASHISH KHANNA	Chief Financial Officer and Chief Business Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2021
Ashish Khanna

/s/ PATRICK G. ENRIGHT	Chairman of the Board of Directors	March 24, 2021
Patrick G. Enright

/s/ HENRY GOSEBRUCH	Director	March 24, 2021
Henry O. Gosebruch

/s/ ELISHA P. GOULD III	Director	March 24, 2021
Elisha P. Gould III

/s/ ROBERT J. HOMBACH	Director	March 24, 2021
Robert J. Hombach

/s/ ADAM M. KOPPEL	Director	March 24, 2021
Adam M. Koppel, M.D., Ph.D.

/s/ RACHEL E. SHERMAN	Director	March 24, 2021
Rachel E. Sherman