Form 10-Q
period 2021-03-31
Aptinyx Inc.
filed 2021-05-13
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021 the registrant had 68,173,736 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, recommencement, and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	the potential benefits of our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates, NYX-2925, NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-2925, NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;
●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from the initial and follow-on public offerings; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report filed with the Securities and Exchange Commission, or the SEC, on March 24, 2021, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$146,810	$141,028
Restricted cash	179	179
Accounts receivable	—	257
Prepaid expenses and other current assets	5,421	8,140
Total current assets	152,410	149,604
Other assets	92	92
Property and equipment, net	388	910
Total assets	$152,890	$150,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,674	$1,209
Accrued expenses and other current liabilities	2,204	3,374
Total current liabilities	3,878	4,583
Other long-term liabilities	71	114
Total liabilities	$3,949	$4,697
Commitments and contingencies (see Note 10)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of March 31, 2021 and December 31, 2020, 66,930 and 63,257 issued and outstanding as of March 31, 2021 and December 31, 2020	669	633
Additional paid-in capital	375,499	358,277
Accumulated deficit	(227,227)	(213,001)
Total stockholders’ equity	$148,941	$145,909
Total liabilities and stockholders’ equity	$152,890	$150,606

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2021	2020
Revenues:
Collaboration revenue	$1,000	$818
Operating expenses:
Research and development	10,314	11,055
General and administrative	4,976	4,899
Total operating expenses	15,290	15,954
Loss from operations	(14,290)	(15,136)
Other income	64	426
Net loss and comprehensive loss	$(14,226)	$(14,710)
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.34)
Weighted-average number of common shares outstanding, basic and diluted	66,043	43,835

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(14,226)	$(14,710)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	412	108
Stock-based compensation expense	2,655	2,331
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,703	1,470
Accounts receivable	257	(375)
Accounts payable	405	134
Accrued expenses and other liabilities	(1,190)	(511)
Net cash used in operating activities	(8,984)	(11,553)
Cash flows from investing activities:
Purchases of property and equipment	—	(11)
Proceeds from sale of property and equipment	90	—
Net cash provided by (used in) investing activities	90	(11)
Cash flows from financing activities:
Proceeds from stock options exercised	72	244
Repurchase of shares for tax withholdings	(7)	—
Proceeds from public offering, net of underwriters' discounts	—	33,672
Proceeds from at the market offering, net of sales commission	14,615	—
Payment of offering costs	(4)	(181)
Net cash provided by financing activities	14,676	33,735
Net increase in cash, cash equivalents and restricted cash	5,782	22,171
Cash, cash equivalents and restricted cash, at beginning of period	141,299	99,194
Cash, cash equivalents and restricted cash, at end of period	$147,081	$121,365
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$60	$148
Property and equipment in accounts payable	$—	$25

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2019	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	11	—	—	—	—
Stock-based compensation	—	—	2,331	—	2,331
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $1,733	11,692	117	33,225	—	33,342
Issuance of common stock upon exercise of stock options	104	1	243	—	244
Net loss	—	—	—	(14,710)	(14,710)
Balance at March 31, 2020	45,546	$455	$299,721	$(177,658)	$122,518

Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	5	—	—		—
Repurchase of shares for tax withholdings	(2)	—	(7)	—	(7)
Stock-based compensation	—	—	2,655	—	2,655
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Issuance of common stock upon exercise of stock options	40	—	72	—	72
Net loss	—	—	—	(14,226)	(14,226)
Balance at March 31, 2021	66,930	$669	$375,499	$(227,227)	$148,941

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

Liquidity and capital resources

On July 1, 2019, the Company entered into a Sales Agreement with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the ATM Offering. To date, the Company has sold an aggregate of 5,120,940 shares at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses, including 3,629,458 shares for net proceeds of $14.5 million during the three months ended March 31, 2021.

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

As of March 31, 2021, the Company had cash and cash equivalents of $146.8 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “Annual Report”) filed with the SEC on March 24, 2021.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-483 study in Parkinson’s disease cognitive impairment and Lewy body dementia. The Company began re-enrollment in its NYX-2925 study in fibromyalgia in September 2020 and painful diabetic peripheral neuropathy in January 2021 and its NYX-483 study in Parkinson’s disease cognitive impairment and Lewy body dementia in March 2021. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the three months ended March 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

Significant accounting policies

The Company’s significant accounting policies are described in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2021.

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

	As of	As of
	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$146,810	$141,028
Short-term and long-term restricted cash	271	271
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$147,081	$141,299

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2021	2020
Prepaid clinical	$2,216	$6,052
Prepaid insurance	636	1,177
Prepaid manufacturing costs	2,240	613
Other prepaid expenses and current assets	329	298
Total prepaid expenses and other current assets	$5,421	$8,140

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2021	2020
Employee-related expenses	$631	$2,039
Development costs and sponsored research	584	897
Clinical trials	601	195
Other	388	243
Total accrued expenses and other current liabilities	$2,204	$3,374

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020. The RCA is focused on the research and discovery of small molecules that modulate NMDArs. The collaboration is supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, the RCA will terminate upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds in both cases (clauses (i) and (ii)) subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The jointly funded research activities and option exercise period under the RCA, including the associated payments by Allergan to the Company, came to their contractual conclusion in accordance with the agreement in August 2020 and February 2021, respectively. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On February 23, 2021, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-281705 within a predefined set of indications. For the three months ended March 31, 2021, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the statements of operations as there were no remaining performance obligations associated with the optioned compound.

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

The Company has concluded that there is a single combined performance obligation (comprising the Research Licenses, Research and Development Services, and participation in the JSC) which is satisfied over time, as the Research and

Development Services are performed. The exercise of the option to acquire exclusive rights to develop and commercialize AGN-241751 or AGN-281705 are not considered a performance obligation until the time of option exercise.

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

During the three months ended March 31, 2021 and 2020, the Company recorded expenses of $0.0 million and $1.6 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.0 million and $0.8 million during the three months ended March 31, 2021 and 2020, respectively. Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivable as of December 31, 2020 relate to amounts owed by Allergan under the RCA.

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

Assets measured at fair value as of March 31, 2021 are as follows (in thousands):

	March 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$144,347	$144,347	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
	$144,618	$144,618	$—	$—

Assets measured at fair value as of December 31, 2020 are as follows (in thousands):

	December 31,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$140,283	$140,283	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
	$140,554	$140,554	$—	$—

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2021	2020
Computer software and equipment	$—	$15
Office equipment and furniture	152	176
Laboratory equipment	541	1,801
Leasehold improvements	979	1,062
Less accumulated depreciation	(1,284)	(2,144)
Property and equipment, net	$388	$910

Depreciation expense was $0.4 million and $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. The Company disposed of certain laboratory equipment during the three months ended March 31, 2021 that were fully depreciated at the time of disposal.

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2021, 2,530,267 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of March 31, 2021 was 2,481,006.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three months ended March 31, 2021 and 2020 was as follows (in thousands):

	Three months ended
	March 31,
	2021	2020
Research and development	$737	$456
General and administrative	1,918	1,875
Total stock‑based compensation expense	$2,655	$2,331

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2020	6,684	$6.88	7.96	$1,582
Granted	2,342	3.80
Exercised	(40)	1.79
Forfeited and canceled	(47)	6.14
Outstanding, March 31, 2021	8,939	$6.10	8.34	$374
Vested and expected to vest at March 31, 2021	8,939	$6.10	8.34	$374
Exercisable at March 31, 2021	3,881	$7.06	7.24	$374

During the three months ended March 31, 2021 and 2020, the Company granted 2.3 million and 1.9 million stock options, respectively and these options had a weighted-average grant-date fair value of $2.98 and $2.04 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2021 were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the three months ended March 31, 2021 is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry which includes the historical volatility of the Company’s stock since the IPO. As of March 31, 2021, there was $18.5 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.7 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

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

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2020	1,091	$3.63
Issued	—	$—
Vested	(5)	3.63
Forfeited and canceled	(1)	3.63
Unvested as of March 31, 2021	1,085	$3.63

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.6 million and $0.4 million for the three months ended March 31, 2021 and 2020, respectively. At March 31, 2021, there was $0.2 million of unrecognized stock-based compensation related to 1,084,700 unvested restricted stock units that will be recognized as expense over a weighted-average period of 0.1 years.

8.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2021 and 2020 (in thousands, except per share data):

	Three months ended
	March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(14,226)	$(14,710)
Denominator:
Weighted-average common shares outstanding—basic and diluted	66,043	43,835
Net loss per share attributable to common stockholders—basic and diluted	$(0.22)	$(0.34)

The following common stock equivalents outstanding as of March 31, 2021 and 2020, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	March 31,
	2021	2020
Stock options issued and outstanding	8,939	6,419
Unvested restricted stock	1,085	967
Total	10,024	7,386

9.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2021 and December 31, 2020.

10.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March 31, 2021.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at March 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended March 31, 2021 and 2020, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 24, 2021.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of brain and nervous system disorders. We focus our efforts on targeting and modulating N-methyl-D-aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system. We believe leveraging the therapeutic advantages of the differentiated modulatory mechanism of our compounds will drive a paradigm shift in the treatment of disorders of the brain and nervous system. We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. The following table summarizes the current status of our development programs as of the date of this quarterly report.

NYX-2925 is in clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in approximately 200 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. NYX-783 is in clinical development for the treatment of post-traumatic stress disorder, or PTSD. Based on the findings from our recently completed exploratory Phase 2 study of NYX-783 in patients with PTSD, and following a Type C meeting with the U.S. Food and Drug Adminisration, we plan to advance NYX-783 into a Phase 2b study. NYX-458 is in Phase 2 clinical development for the treatment of cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies. We recently recommenced a Phase 2 exploratory study following its suspension in March of 2020 due to challenges introduced by the COVID-19 pandemic.

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

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations. In connection with the natural conclusion of our research collaboration with Allergan in August 2020, we do not expect to continue to receive revenues from this collaboration.

From our inception through March 31, 2021, we have raised an aggregate of $135.0 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO and $104.4 million of gross proceeds from our follow-on public offerings and our “at the market” offering program, or the ATM Offering. See “Liquidity and capital resources.” Our net losses were $50.1 million and $57.4 million for the years ended December 31, 2020 and 2019, respectively, and $14.2 million and $14.7 million for the three months ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $227.2 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan (now a subsidiary of AbbVie), under which the jointly funded research activities and option exercise period, including the associated payments by Allergan, came to their contractual conclusion in August 2020 and February 2021, respectively; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined period of time following Allergan's acquisition of Naurex Inc.; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

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

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three months
	ended March 31,		Increase
	2021	2020	(Decrease)
Revenues:
Collaboration revenue	$1,000	$818	$182
Operating expenses:
Research and development	10,314	11,055	(741)
General and administrative	4,976	4,899	77
Total operating expenses	15,290	15,954	(664)
Loss from operations	(14,290)	(15,136)	(846)
Other income	64	426	(362)
Net loss and comprehensive loss	$(14,226)	$(14,710)	$(484)

Collaboration revenue

Collaboration revenue was $1.0 million and $0.8 million for the three months ended March 31, 2021 and 2020 and was attributable to our research collaboration with Allergan. The jointly funded research activities and option exercise period under the research collaboration and the associated payments by Allergan came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2021 and 2020 (in thousands):

	Three months
	ended March 31,		Increase
	2021	2020	(Decrease)
NYX-2925	$5,779	$4,607	$1,172
NYX-783	777	1,820	(1,043)
NYX-458	536	1,451	(915)
Preclinical research and discovery programs	893	1,078	(185)
Personnel and related costs	2,329	2,099	230
Total research and development expenses	$10,314	$11,055	$(741)

Research and development expenses were $10.3 million for the three months ended March 31, 2021, compared to $11.1 million for the three months ended March 31, 2020. The decrease of $0.7 million was primarily due to the following:

●	approximately $1.2 million increase related to enrollment in our two chronic pain studies of NYX-2925 – in September 2020 and January 2021, we recommenced study activities in our Phase 2b clinical study in patients with fibromyalgia and in our Phase 2b clinical study in patients with painful DPN;
●	approximately $1.0 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 due to the conclusion of the Phase 2 study in October 2020; and
●	approximately $0.9 million decrease related to the ongoing development of NYX-458 for the treatment of Lewy body dementia – in March 2021 we recommenced our Phase 2 exploratory study of NYX-458 in patients with Lewy body dementia.

General and administrative expenses

General and administrative expenses were $5.0 million for the three months ended March 31, 2021, compared to $4.9 million for the three months ended March 31, 2020.

Other income

We recorded $0.1 million and $0.4 million of other income for the three months ended March 31, 2021 and 2020, respectively. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents.

Liquidity and capital resources

From our inception through March 31, 2021, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings and our ATM Offering. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement, or the Sales Agreement, with Cowen and Company, LLC, or Cowen, pursuant to which we may issue and sell, from time to time, shares of our common stock having an aggregate offering price of up to $50.0 million through Cowen as sales agent. Cowen may sell common stock by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) of the Securities Act, including sales made directly on or through the Nasdaq Global Select Market or any other existing trade market for the common stock, in negotiated transactions at market prices prevailing at the time of sale or at prices related to prevailing market prices, or any other method permitted by law. Cowen will be entitled to receive 3.0% of the gross sales price per share of common stock sold under the Sales Agreement. To date, we have issued and sold an aggregate of 5,120,910 shares of common stock pursuant to the Sales Agreement at a weighted-average price of $3.99 per share with net proceeds of approximately $20.4 million after deducting sales commissions and other offering expenses, including $14.5 million of net proceeds from the sale of 3,629,458 shares at a weighted-average price of $4.03 per share during the three months ended March 31, 2021.

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

As of March 31, 2021, we had cash and cash equivalents of $146.8 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2021 and 2020 (in thousands):

	Three months ended
	March 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(8,984)	$(11,553)
Investing activities	90	(11)
Financing activities	14,676	33,735
Net increase in cash, cash equivalents and restricted cash	$5,782	$22,171

Operating activities

For the three months ended March 31 2021, compared to the same period in 2020, the $2.6 million decrease in net cash used in operating activities was primarily due to a $0.5 million decrease in our net loss year over year, driven mostly by lower research and development expenses, a decrease in the use of cash of $1.5 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs, offset by a $0.6 million increase in non-cash expenses related to depreciation and stock-based compensation.

Investing activities

For the three months ended March 31, 2021, compared to the same period in 2020, the $0.1 million increase in net cash provided by investing activities was primarily due to proceeds from disposal of lab equipment.

Financing activities

For the three months ended March 31, 2021, compared to the same period in 2020, the $19.1 million decrease in net cash provided by financing activities was primarily due to $33.5 million of net proceeds received from our January 2020 follow-on public compared to $14.6 million of net proceeds received from our January 2021 ATM Offering, respectively, net of underwriting discounts and commissions and other offering expenses.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through March 31, 2021 from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2021, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

APTINYX INC.

Date: May 13, 2021	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
Chief Executive Officer (Principal executive officer)

Date: May 13, 2021	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)