Form 10-Q
period 2021-09-30
Aptinyx Inc.
filed 2021-11-09
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021 the registrant had 67,715,718 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, commencement, and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates, NYX-2925, NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-2925, NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to attract collaborators with development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;
●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;

●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from our debt financing and our initial and follow-on public offerings; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, or Annual Report.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$125,290	$141,028
Restricted cash	197	179
Accounts receivable	—	257
Prepaid expenses and other current assets	6,920	8,140
Total current assets	132,407	149,604
Other assets	—	92
Property and equipment, net	243	910
Total assets	$132,650	$150,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,117	$1,209
Accrued expenses and other current liabilities	3,166	3,374
Total current liabilities	6,283	4,583
Term loan, non-current	14,038	—
Other long-term liabilities	287	114
Total liabilities	$20,608	$4,697
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of September 30, 2021 and December 31, 2020, 67,716 and 63,257 issued and outstanding as of September 30, 2021 and December 31, 2020	677	633
Additional paid-in capital	379,642	358,277
Accumulated deficit	(268,277)	(213,001)
Total stockholders’ equity	$112,042	$145,909
Total liabilities and stockholders’ equity	$132,650	$150,606

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaboration revenue	$—	$257	$1,000	$1,564
Operating expenses:
Research and development	16,278	6,630	41,388	26,049
General and administrative	4,928	5,050	14,974	14,719
Total operating expenses	21,206	11,680	56,362	40,768
Loss from operations	(21,206)	(11,423)	(55,362)	(39,204)
Other income (expense), net	(25)	85	86	639
Net loss and comprehensive loss	$(21,231)	$(11,338)	$(55,276)	$(38,565)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.24)	$(0.82)	$(0.85)
Weighted-average number of common shares outstanding, basic and diluted	67,716	46,978	67,053	45,503

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(55,276)	$(38,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	488	316
Non-cash interest expense related to note payable	19	—
Stock-based compensation expense	7,395	7,503
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,258	(3,259)
Accounts receivable	257	187
Accounts payable	1,818	(559)
Accrued expenses and other liabilities	(324)	(66)
Net cash used in operating activities	(44,365)	(34,443)
Cash flows from investing activities:
Purchases of property and equipment	—	(214)
Proceeds from sale of property and equipment	122	—
Net cash provided by (used in) investing activities	122	(214)
Cash flows from financing activities:
Proceeds from stock options exercised	133	490
Repurchase of shares for tax withholdings	(912)	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	14,638	—
Payments of debt issuance costs	(38)	—
Proceeds from public offering, net of underwriters' discounts	—	33,672
Proceeds from at the market offering, net of sales commission	14,615	5,799
Payment of offering costs	(5)	(417)
Net cash provided by financing activities	28,431	39,544
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,812)	4,887
Cash, cash equivalents and restricted cash, at beginning of period	141,299	99,194
Cash, cash equivalents and restricted cash, at end of period	$125,487	$104,081
Supplemental disclosure of non-cash investing and financing activities:
Offering costs not yet paid	$114	$—
Debt issuance costs not yet paid	39	—
Recognition of derivative liability associated with contingently issuable warrants	287	—
Issuance of warrants in connection with term loan financing	255	—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2021	67,716	$677	$377,125	$(247,046)	$130,756
Issuance of warrants in connection with term loan financing	—	—	255	—	255
Stock-based compensation	—	—	2,262	—	2,262
Net loss	—	—	—	(21,231)	(21,231)
Balance at September 30, 2021	67,716	$677	$379,642	$(268,277)	$112,042

Balance at June 30, 2020	46,850	$468	$307,015	$(190,175)	$117,308
Stock-based compensation	—	—	2,669	—	2,669
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $37	299	3	1,127	—	1,130
Issuance of common stock upon exercise of stock options	8	—	17	—	17
Net loss	—	—	—	(11,338)	(11,338)
Balance at September 30, 2020	47,157	$471	$310,828	$(201,513)	$109,786

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	1,089	11	(11)	—	—
Repurchase of shares for tax withholdings	(347)	(3)	(909)	—	(912)
Issuance of warrants in connection with term loan financing	—	—	255	—	255
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Stock‑based compensation	—	—	7,395	—	7,395
Issuance of common stock upon exercise of stock options	87	—	133	—	133
Net loss	—	—	—	(55,276)	(55,276)
Balance at September 30, 2021	67,716	$677	$379,642	$(268,277)	$112,042

Balance at December 31, 2019	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	23	—	—	—	—
Stock‑based compensation	—	—	7,503	—	7,503
Issuance of common stock upon public offering, net of underwriters’ discount and other offering costs of $1,733	11,692	117	33,225	—	33,342
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $274	1,491	15	5,690	—	5,705
Issuance of common stock upon exercise of stock options	212	2	488	—	490
Net loss	—	—	—	(38,565)	(38,565)
Balance at September 30, 2020	47,157	$471	$310,828	$(201,513)	$109,786

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

Liquidity and capital resources

On July 1, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2019 ATM Offering”). The 2019 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. To date, the Company has sold an aggregate of 5,120,940 shares under the 2019 ATM Offering at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses, including 3,629,458 shares for net proceeds of $14.5 million during the nine months ended September 30, 2021.

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

On September 15, 2021, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“Lender”). The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time the Company entered into the agreement. See Note 7 for additional details regarding the Loan Agreement.

On September 16, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2021 ATM Offering”) and which supersedes the 2019 Sales Agreement and 2019 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. As of the date of these financial statements, no shares of common stock have been issued and sold pursuant to the 2021 Sales Agreement.

As of September 30, 2021, the Company had cash and cash equivalents of $125.3 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies. The Company re-initiated enrollment in its NYX-2925 study in fibromyalgia in September 2020, in its NYX-2925 study in painful diabetic peripheral neuropathy in January 2021, and in its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies in March 2021. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position as of and for the nine months ended September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. Another prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

Significant accounting policies

The Company’s significant accounting policies are described herein and in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2021 with the exception of the following:

Term loans

When the Company issues debt with a conversion feature, it assesses whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of the Company’s common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its condensed balance sheet. If the conversion feature meets the requirements to be treated as a derivative, the conversion features is bifurcated and separately accounted for under ASC Topic 815.

Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the condensed statements of operations. The offset to the contra-liability is recorded as additional paid-in capital in the Company’s condensed balance sheets if the warrants are not treated as a derivative or as liability warrants. The Company determines the fair value of the warrants at issuance using the Black-Scholes option pricing model.

Recently adopted accounting pronouncement

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022, for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021. The Company adopted this new standard effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s condensed financial statements.

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

	As of	As of
	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$125,290	$141,028
Short-term and long-term restricted cash	197	271
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$125,487	$141,299

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Prepaid clinical	$2,719	$6,052
Prepaid insurance	1,539	1,177
Prepaid manufacturing costs	2,240	613
Other prepaid expenses and current assets	422	298
Total prepaid expenses and other current assets	$6,920	$8,140

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Employee-related expenses	$1,654	$2,039
Development costs and sponsored research	524	897
Clinical trials	264	195
Professional services	179	90
Other	545	153
Total accrued expenses and other current liabilities	$3,166	$3,374

4.           Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020. The

RCA was focused on the research and discovery of small molecules that modulate NMDArs. The collaboration was supervised by a Joint Steering Committee (“JSC”) comprising an equal number of representatives from both the Company and Allergan. Under the terms of the agreement, the RCA terminated upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercised the last of three options to acquire molecules from a pool of eligible compounds, in both cases (clauses (i) and (ii)) subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The jointly funded research activities and option exercise period under the RCA, including the associated payments by Allergan to the Company, came to their contractual conclusions in accordance with the agreement in August 2020 and February 2021, respectively. Under the terms of the agreement, Allergan was to pay the Company $1.0 million for each option exercised by Allergan. On February 23, 2021, Allergan exercised its option to acquire exclusive rights to develop and commercialize AGN-281705 within a predefined set of indications. For the nine months ended September 30, 2021, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the statements of operations as there were no remaining performance obligations associated with the optioned compound.

The Company concluded that Allergan meets the definition of a customer, and therefore concluded that the RCA represents a contract with a customer that falls within the scope of ASC 606.

Performance obligations

The Company identified the following promised goods or services within the RCA:

●	Research Licenses – the Company provided access to exclusive licenses under all of the Company’s NMDAr technologies, during the research term for the sole purpose of conducting research and development activities (the “Research Licenses”). Historically, the Company’s licenses have held no value to the customer on a standalone basis, as the research compounds were in the early discovery phase and required the Company’s expertise for further development. Accordingly, the Research Licenses were not considered distinct.
●	Research and Development Services – the Company provided research and development services that were performed on behalf of, or with, Allergan (the “Research and Development Services”). As discussed within Research Licenses above, the Company’s licenses have historically held no value without the specialized Research and Development Services. As the Company generally only provided Research and Development Services for internally generated small molecules that modulate NMDArs which require a license to be utilized by a third party, the Research and Development Services were not considered distinct.
●	Joint Steering Committee – the Company actively participated in a joint steering committee, which allowed the Company and its collaboration partner to direct the progression and prioritization of the joint discovery programs. As the JSC would not occur or benefit the customer without the use of the Research Licenses and the related Research and Development Services, and given the Company’s proprietary knowledge of the Research Licenses and the NMDAr technologies, this is not considered distinct.

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

During the three months ended September 30, 2021 and 2020, the Company recorded expenses of $0.0 million and $0.6 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.0 million and $0.3 million during the three months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2021 and 2020, the Company recorded expenses of $0.0 million and $3.1 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.0 million and $1.6 million during the nine months ended September 30, 2021 and 2020, respectively. Such reimbursements were reported within collaboration revenue in the condensed statements of operations. All of the Company’s accounts receivable as of December 31, 2020 relate to amounts owed by Allergan under the RCA.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 are as follows (in thousands):

	September 30,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$123,813	$123,813	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$124,010	$124,010	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$287	$—	$—	$287
Total Liabilities	$287	$—	$—	$287

Assets measured at fair value on a recurring basis as of December 31, 2020 are as follows (in thousands):

	December 31,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$140,283	$140,283	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
Total Assets	$140,554	$140,554	$—	$—

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2021	2020
Computer software and equipment	$—	$15
Office equipment and furniture	152	176
Laboratory equipment	401	1,801
Leasehold improvements	979	1,062
Less accumulated depreciation	(1,289)	(2,144)
Property and equipment, net	$243	$910

Depreciation expense was $0.1 million for each of the three months ended September 30, 2021 and 2020, respectively, and $0.5 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. The Company disposed of certain laboratory equipment during the nine months ended September 30, 2021 that were fully depreciated at the time of disposal.

7.           Debt

On September 15, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $50.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in four potential tranches: (i) a $15.0 million term loan facility funded on September 15, 2021 (the “First Tranche Term Loan”), (ii) a $10.0 million term loan facility (the “Second Tranche Term Loan”) available at the Company’s option between January 1, 2022 and June 30, 2022, (iii) a $10.0 million term loan facility (the “Third Tranche Term Loan”) available at the Company’s option between July 1, 2022 and December 1, 2022 subject to the draw of the Second Tranche Term Loan and positive phase 2 clinical data from NYX-2925 or NYX-458 and progression of another clinical asset, and (iv) a $15.0 million term loan facility (the “Fourth Tranche Term Loan”) available through July 1, 2023 at the Company’s option but subject to review of financial and clinical plan and Lender’s Investment Committee approval. All four of these term loans have a maturity date of September 1, 2025.

Borrowings under all four term loan facilities bear interest at a floating per annum rate equal to the greater of (i) 7.95% and (ii) the Prime Rate plus 4.70%. The Company is permitted to make interest-only payments on the First Tranche Term Loan for the first 24 months following the funding date. The interest-only period can be extended by an additional 12 months, subject to the funding of the Second Tranche Term Loan and the funding of the Third Tranche Term Loan. The term of the combined facility will be 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.

The Company is obligated to pay a final fee equal to 6.45% of the aggregate amount of the term loans funded (“Exit Fee”), to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company has the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepays all of the term loans prior to the maturity date, it will pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. The Company also is obligated to pay the Lender an origination fee of 0.8% of all term loans funded at the time of funding.

The Lender may, at its option, elect to convert any portion of no more than $4 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of the lesser of $4.25 per share and the price per share of the common stock in the Company’s next equity offering in which the Company receives at least $20.0 million of gross proceeds. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of September 30, 2021.

Upon the occurrence of an event of default, a default interest rate of an addition 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of less than $0.1 million for the three and nine months ended September 30, 2021.

Future principal debt payments of the term loans funded as of September 30, 2021 are as follows (in thousands):

2022	$—
2023	1,745
2024	7,333
2025	5,922
Total principal payments	15,000
Exit Fee	968
Total principal payments and Exit Fee	15,968
Less: Unamortized debt discount related to warrants	(540)
Less: Unamortized debt discount related to Exit Fee	(956)
Less: Unamortized debt issuance costs	(434)
Term loan, non-current	$14,038

8.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018. The 2018 Plan provides for an annual increase, to be added on the first day of each fiscal year, of up to 4% of the Company’s outstanding shares of common stock as of the last day of the prior year. On January 1, 2021, 2,530,267 shares of common stock were added to the 2018 Plan. The number of shares available for grant under the Company’s 2018 Plan as of September 30, 2021 was 1,981,378.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three and nine months ended September 30, 2021 and 2020 was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Research and development	$634	$645	$2,047	$1,660
General and administrative	1,628	2,024	5,348	5,843
Total stock‑based compensation expense	$2,262	$2,669	$7,395	$7,503

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2020	6,684	$6.88	7.96	$1,582
Granted	3,205	3.47
Exercised	(87)	1.53
Forfeited and canceled	(410)	5.52
Outstanding, September 30, 2021	9,392	$5.83	7.98	$30
Vested and expected to vest at September 30, 2021	9,392	$5.83	7.98	$30
Exercisable at September 30, 2021	4,456	$7.14	6.88	$30

During the nine months ended September 30, 2021 and 2020, the Company granted 3.2 million and 2.4 million stock options, respectively and these options had a weighted-average grant-date fair value of $2.71 and $2.06 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2021 were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the nine months ended September 30, 2021 is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry which includes the historical volatility of the Company’s stock since the Company’s initial public offering. As of September 30, 2021, there was $14.9 million of total unrecognized stock-based compensation expense related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.4 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

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

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2020	1,091	$3.63
Issued	—	$—
Vested	(1,089)	3.63
Forfeited and canceled	(2)	3.63
Unvested as of September 30, 2021	—	$—

Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.0 million and $0.6 million for the three months ended September 30, 2021 and 2020, respectively, and $0.8 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively. There were no unvested restricted stock units as of September 30, 2021.

9.         Warrants and derivative liability

On September 15, 2021, the Company entered into the Loan Agreement with the Lender pursuant to which the Lender may provide the Company with term loans in an aggregate principal amount of up to $50.0 million. On September 15, 2021, in connection with the funding of the First Tranche Term Loan, the Company issued a warrant exercisable for 147,600 shares of the Company’s common stock at an exercise price of $2.29 per share. The warrant is immediately exercisable for 147,600 shares and expires on September 15, 2031. No warrants had been exercised as of September 30, 2021. Any shares of the Company’s common stock issued upon exercise of the warrant are permitted to be settled in unregistered shares. The warrant is classified as equity as it meets all the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrant for initial measurement and reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

The Company determined that the fair value of the warrants issued in connection with the First Tranche Term Loan was $0.3 million. The specific assumptions used to determine the fair value of the warrants were as follows:

Expected volatility	95%
Expected dividends	None
Expected term	5.00 Years
Risk-free rate	0.81%

The Company is conditionally obligated to issue a fixed number of additional warrants (“Additional Warrants”) in the amount of 344,398 shares upon the funding of the Second, Third and Fourth Tranche Term Loans with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had an initial fair value of $0.3 million and was recorded as additional debt discount and as a separate derivative liability within other long-term liabilities in the condensed balance sheet. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed statements of operations. The fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that the Second, Third and Fourth Tranche Term Loans will be funded which would trigger the issuance of the Additional Warrants.

10.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2021 and 2020 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(21,231)	$(11,338)	$(55,276)	$(38,565)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	46,978	67,053	45,503
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.24)	$(0.82)	$(0.85)

The following common stock equivalents outstanding as of September 30, 2021 and 2020, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	September 30,
	2021	2020
Stock options issued and outstanding	9,392	6,665
Unvested restricted stock	—	1,128
Warrants	148	—
Total	9,540	7,793

11.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2021 and December 31, 2020.

12.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of September 30, 2021.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at September 30, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million and $0.3 million for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, and in section Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

NYX-2925 is in clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one study evaluating the efficacy and safety in 229 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other study evaluating the efficacy and safety in approximately 300 patients with fibromyalgia. NYX-783 is in clinical development for the treatment of post-traumatic stress disorder, or PTSD. Based on the findings from our recently completed exploratory Phase 2 study of NYX-783 in patients with PTSD, and following a Type C meeting with the U.S. Food and Drug Administration, we plan to advance NYX-783 into two Phase 2b studies. NYX-458 is in clinical development for the treatment of cognitive impairment associated with neurodegenerative conditions. NYX-458 is being evaluated in a Phase 2 exploratory study in approximately 100 patients with cognitive impairment associated with Parkinson’s disease or dementia with Lewy bodies.

The COVID-19 pandemic has and could further adversely impact our clinical and/or preclinical studies, as well as our business operations. We continue to evaluate the impact of the COVID-19 pandemic on patients and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies to mitigate the risk of exposure to COVID-19 by our personnel, including restrictions on the number of staff in any given research and development laboratory, a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.

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

From our inception through September 30, 2021, we have raised an aggregate of $135.0 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO, $104.4 million of gross proceeds from our follow-on public offerings and our “at the market” offering program, or the ATM Offering, and $15.0 million of gross proceeds from our Loan Agreement. See “Liquidity and capital resources.” Our net losses were $50.1 million and $57.4 million for the years ended December 31, 2020 and 2019, respectively, and $55.3 million and $38.6 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $268.3 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19;
●	future clinical study results;
●	the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
●	clinical study enrollment rate or design;
●	the manufacturing of our product candidates;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	significant and changing government regulation;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	the timing and receipt of regulatory approvals, if any; and
●	the risks disclosed in the section entitled “Risk Factors” of our Annual Report.

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

Other income (expense), net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and interest expense on our Loan Agreement, and will include changes in fair value of the derivative liability associated with our obligation to issue additional warrants in connection with subsequent draws under our Loan Agreement.

Results of operations

Comparison of the three months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three months
	ended September 30,		Increase
	2021	2020	(Decrease)
Revenues:
Collaboration revenue	$—	$257	$(257)
Operating expenses:
Research and development	16,278	6,630	9,648
General and administrative	4,928	5,050	(122)
Total operating expenses	21,206	11,680	9,526
Loss from operations	(21,206)	(11,423)	9,783
Other income (expense), net	(25)	85	(110)
Net loss and comprehensive loss	$(21,231)	$(11,338)	$9,893

Collaboration revenue

Collaboration revenue was $0.0 million and $0.3 million for the three months ended September 30, 2021 and 2020 and was attributable to our research collaboration with Allergan. The jointly funded research activities and option exercise period under the research collaboration and the associated payments by Allergan came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2021 and 2020 (in thousands):

	Three months
	ended September 30,		Increase
	2021	2020	(Decrease)
NYX-2925	$8,946	$1,324	$7,622
NYX-783	1,524	1,959	(435)
NYX-458	2,493	441	2,052
Preclinical research and discovery programs	815	689	126
Personnel and related costs	2,500	2,217	283
Total research and development expenses	$16,278	$6,630	$9,648

Research and development expenses were $16.3 million for the three months ended September 30, 2021, compared to $6.6 million for the three months ended September 30, 2020. The increase of approximately $9.7 million was primarily due to the following:

●	approximately $7.6 million of the increase was related to enrollment in our two chronic pain studies of NYX-2925 – in September 2020 and January 2021, we recommenced study activities in our Phase 2b clinical study in patients with fibromyalgia and in our Phase 2b clinical study in patients with painful DPN; and
●	approximately $2.1 million of the increase was related to the temporary suspension in March 2020 and recommencement in April 2021 of our Phase 2 exploratory study of NYX-458 for the treatment of Parkinson’s disease cognitive impairment and Lewy body dementia; offset by
●	an approximately $0.4 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 due to the conclusion of the Phase 2 study in October 2020.

General and administrative expense

General and administrative expenses were $4.9 million for each of the three months ended September 30, 2021, compared to $5.0 million for the three months ended September 30, 2020.

Other income (expense), net

We recorded less than $0.1 million of other expense and $0.1 million of other income for the three months ended September 30, 2021 and 2020, respectively. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents and an increase in interest expense on our Loan Agreement.

Comparison of the nine months ended September 30, 2021 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months
	ended September 30,		Increase
	2021	2020	(Decrease)
Revenues:
Collaboration revenue	1,000	1,564	(564)
Operating expenses:
Research and development	41,388	26,049	15,339
General and administrative	14,974	14,719	255
Total operating expenses	56,362	40,768	15,594
Loss from operations	(55,362)	(39,204)	16,158
Other income, net	86	639	(553)
Net loss and comprehensive loss	$(55,276)	$(38,565)	$16,711

Collaboration revenue

Collaboration revenue was $1.0 million and $1.6 million for the nine months ended September 30, 2021 and 2020, respectively, and was attributable to the research collaboration with Allergan. The jointly funded research activities and option exercise period under the research collaboration and the associated payments by Allergan came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months
	ended September 30,		Increase
	2021	2020	(Decrease)
NYX-2925	$24,973	$8,224	$16,749
NYX-783	2,692	5,758	(3,066)
NYX-458	4,181	3,046	1,135
Preclinical research and discovery programs	2,158	2,471	(313)
Personnel and related costs	7,384	6,550	834
Total research and development expenses	$41,388	$26,049	$15,339

Research and development expenses were $41.4 million for the nine months ended September 30, 2021, compared to $26.0 million for the nine months ended September 30, 2020. The increase of approximately $15.3 million was primarily due to the following:

●	approximately $16.7 million of the increase was related to enrollment in our two chronic pain studies of NYX-2925 – resulting from our commencement in September 2020 of study activities in our Phase 2b clinical study in patients with fibromyalgia and in January 2021 of study activities in our Phase 2b clinical study in patients with painful DPN; and
●	approximately $1.1 million of the increase was related to the temporary suspension in March 2020 and recommencement in April 2021 of our Phase 2 exploratory study of NYX-458 for the treatment of Parkinson’s disease cognitive impairment and Lewy body dementia; offset by
●	an approximately $3.1 million decrease for clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 due to the conclusion of the Phase 2 PTSD study in October 2020.

General and administrative expenses

General and administrative expenses were $15.0 million for the nine months ended September 30, 2021, compared to $14.7 million for the nine months ended September 30, 2020.

Other income, net

We recorded $0.1 million of other income for the nine months ended September 30, 2021, compared to $0.6 million for the nine months ended September 30, 2020. This decrease was primarily driven by a decrease in interest income earned on our cash and cash equivalents and increase in interest expense on our Loan Agreement.

Liquidity and capital resources

From our inception through September 30, 2021, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2019 ATM Offering”). The 2019 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. To date, the Company has sold an aggregate of 5,120,940 shares under the 2019 ATM Offering at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses, including 3,629,458 shares for net proceeds of $14.5 million during the nine months ended September 30, 2021.

On September 16, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2021 ATM Offering”) and which supersedes the 2019 Sales Agreement and 2019 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. To date, no shares of common stock have been issued and sold pursuant to the 2021 Sales Agreement.

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

On September 15, 2021, we entered into a loan and security agreement with K2 HealthVentures LLC, or Loan Agreement. The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time we entered into the agreement. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 7.95% and (ii) the prime rate as published in the Wall Street Journal, plus 4.70%. We are required to make monthly interest-only payments through September 2023. If we elect to draw the second tranche and third tranche, the interest-only period is extended through October 2024. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in September 2025. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 6.45% of the loans borrowed. We have the option to prepay the loans in whole, subject to a prepayment fee of 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. We are obligated to pay a loan origination fee of 0.8% of each term loan that is funded under the Loan Agreement. The Loan Agreement also restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others.

As of September 30, 2021, we had cash and cash equivalents of $125.3 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, product manufacturing, laboratory and related supplies, legal, and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to continue to incur, costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities, as we:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine months ended
	September 30,
	2021	2020
Net cash provided by (used in):
Operating activities	$(44,365)	$(34,443)
Investing activities	122	(214)
Financing activities	28,431	39,544
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,812)	$4,887

Operating activities

For the nine months ended September 30, 2021, compared to the same period in 2020, the $9.9 million increase in net cash used in operating activities was primarily due to a $16.7 million increase in our net loss year over year, driven mostly by higher research and development expenses, offset by a decrease in the use of cash of $6.7 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs and a $0.1 million increase in non-cash expenses related primarily to depreciation and stock-based compensation.

Investing activities

For the nine months ended September 30, 2021, compared to the same period in 2020, the $0.3 million increase in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021 offset by purchases of laboratory equipment in 2020.

Financing activities

For the nine months ended September 30, 2021, compared to the same period in 2020, the $11.1 million decrease in net cash provided by financing activities was primarily due to $33.3 million and $5.7 million of net proceeds received from our January 2020 follow-on public offering and 2019 ATM Offering, respectively, compared to $14.6 million of net proceeds received from our 2019 ATM Offering in January 2021, net of underwriting discounts and commissions and other offering expenses, $14.6 million of net proceeds received from our loan and security agreement, and $0.9 million repurchase of shares for tax withholding obligations.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described in the notes of our condensed financial statements included herein and under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies through September 30, 2021 from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2021.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2021, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2021, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations in this report should be read together with the risk factors contained below, in Item 1A of our Annual Report, and in our other filings with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. Except as noted below, there are no material changes from the risk factors as previously disclosed in our Annual Report.

The terms of our loan agreement place restrictions on our operating and financial flexibility. If we raise additional capital through debt financing, the terms of any new debt could further restrict our operating and financial flexibility.

In September 2021, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2. We borrowed $15.0 million in the first tranche under the Loan Agreement and may borrow up to an additional $10.0 million at the Company’s option, $10.0 million based upon clinical and regulatory developments, and the $15.0 million at the discretion of the Lender. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2 could declare a default upon the occurrence of any event that it interprets could have material adverse effect, as defined in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2 may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration by K2 of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our Loan Agreement with K2 preclude us from paying cash dividends. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
1.1

Loan and Security Agreement, by and between Aptinyx Inc. and K2 HealthVentures LLC, dated September 15, 2021 (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated September 15, 2021)

1.2

Sales Agreement, by and among Aptinyx Inc. and Cowen and Company, LLC, dated September 16, 2021 (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K, dated September 15, 2021)

3.1

Amended and Restated Certificate of Incorporation of the Registrant, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on June 25, 2018).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on June 25, 2018).
4.1

Warrant to Purchase Shares of Common Stock by and between Aptinyx Inc. and K2 HealthVentures LLC, dated September 15, 2021 (incorporated by reference from Exhibit 4.1 to the Company’s Current Report on Form 8-K, dated September 15, 2021)

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

APTINYX INC.

Date: November 9, 2021	By:	/s/ Norbert G. Riedel
Norbert G. Riedel
Chief Executive Officer (Principal executive officer)

Date: November 9, 2021	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)