Form 10-K
period 2021-12-31
Aptinyx Inc.
filed 2022-03-23
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $136 million based upon the closing sale price of our common stock of $2.83 on that date.

As of March 15, 2022, there were 67,715,718 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

Risks related to our business, financial position, and need for additional capital

●	We are a clinical-stage biopharmaceutical company with no products approved for commercial sale.
●	We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future, and we may never generate revenue or be profitable.
●	We will need to raise additional capital.
●	The ongoing COVID-19 pandemic may materially and adversely affect our business and our financial results.

Risks related to product development

●	We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. We may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We have concentrated our research and development efforts on the treatment of disorders of the brain and nervous system, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
●	We may encounter difficulties in commencing or completing our clinical studies, or in enrolling subjects in our clinical studies, thereby delaying or preventing development of our product candidates.
●	Our clinical studies may fail to demonstrate adequate safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Risks related to regulatory approval and other legal compliance matters

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.
●	Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and other worldwide anti-bribery laws.

Risks related to our reliance on third parties

●	We rely, and expect that we will continue to rely, on third parties to conduct any clinical studies for our product candidates and on third party suppliers to manufacture our clinical drug supplies for our product candidates, including third parties outside the United States. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our product candidates. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries.

Risks related to our intellectual property rights

●	If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly by developing and commercializing products similar or identical to ours, which would have a material adverse impact on our business, results of operations, financial condition, and prospects. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

General company-related risks

●	Our future success depends on our ability to retain our management team and to attract, retain, and motivate qualified personnel.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

Risks related to our common stock

●	Market volatility may affect our stock price and the value of your investment.
●	Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	We are an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

NYX-2925 is in Phase 2 clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one evaluating the efficacy and safety in 229 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other evaluating the efficacy and safety in 305 patients with fibromyalgia. The Phase 2b study of NYX-2925 in patients with painful DPN completed enrollment in October 2021. The Phase 2b study of NYX-2925 in fibromyalgia completed enrollment in February 2022.

NYX-783 is in Phase 2b clinical development for the treatment of post-traumatic stress disorder, or PTSD. In April 2021, we completed a Type C meeting with the FDA and finalized the design of the Phase 2b development program for NYX-783 in patients with PTSD. The Phase 2b program will consist of two studies to evaluate NYX-783 at two different dose levels.

NYX-458 is in Phase 2 clinical development for the treatment of cognitive impairment. NYX-458 is being evaluated in an exploratory Phase 2 study in approximately 100 patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies.

Our discovery platform is based on extensive original research into a novel way of modulating NMDArs. NMDArs are a subclass of receptors for glutamate, the principal excitatory neurotransmitter in the brain and are responsible for the patterns of connectivity in the brain that arise from repeated signal transmission. They underly a range of basic processes such as learning, memory, and the cognitive control of pain and emotion, and are involved in a number of nervous system disorders. In particular, hypo-functioning of NMDA receptors in specific parts of the brain is implicated in a variety of neurological disorders, including each of the indications in our development pipeline.

Our molecules bind in a previously uncharacterized binding domain, or “pocket,” on NMDArs that is distinct from that of other NMDAr-targeted therapies. The mechanism by which our molecules positively modulate NMDArs triggers a cascade of activity that ultimately strengthens the synaptic connections between neural cells, resulting in stronger connections over time between these cells. The communication between neural cells is not only essential to routine function of the nervous system, but also allows the cells of the nervous system to learn, or adapt in response to external stimuli, through a process called synaptic plasticity. We believe our therapeutic approach, which positively modulates NMDArs to enhance synaptic plasticity, affecting learning and memory processes, holds great promise for alleviating multiple disorders of the brain and nervous system, such as chronic pain, PTSD, and cognitive impairment.

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

In clinical studies, compounds generated from our discovery platform penetrate the blood brain barrier to achieve brain concentration levels consistent with levels observed at doses that had significant effects in various preclinical animal models. These product candidates are orally bioavailable, potentially suitable for once-daily dosing, and have favorable tolerability profiles with little to no significant adverse events in studies completed to date. We believe these clinical data suggest that product candidates from our discovery platform may have wide dose ranges that are both safe and well tolerated.

Our Strategy

Our goal is to become a leading biopharmaceutical company in the discovery, development, and commercialization of innovative therapies for disorders of the brain and nervous system with significant unmet medical needs. Key elements of our strategy are to:

●	Advance the development of NYX-2925 as a novel treatment for chronic centralized pain conditions. We believe NYX-2925, if approved, could be an important potential therapy for chronic pain with mechanistic innovations that address significant unmet medical needs. Across all Phase 1 and Phase 2 studies of NYX-2925 completed to date, it has been well tolerated with no drug-related serious adverse events reported. We have completed two exploratory Phase 2a studies of NYX-2925. In our completed exploratory Phase 2a study in painful DPN, NYX-2925 demonstrated analgesic activity. Further, in our completed exploratory Phase 2a neuroimaging biomarker study in fibromyalgia, NYX-2925 demonstrated relevant brain activity and analgesic activity. Together, data from these first-in-patient studies inform and support the future development of NYX-2925 for the treatment of chronic pain, including our currently ongoing follow-up Phase 2b studies in painful DPN and fibromyalgia.
●	Advance the development of NYX-783 as a novel treatment for PTSD. We believe NYX-783, if approved, could represent a transformative therapeutic option in PTSD that enhances fear extinction learning and the cognitive control of emotion involved in alleviating the traumatic response that persists in people with PTSD well after a traumatic event or experience, while also addressing the core symptoms and major comorbidities of the disorder. To date, we have completed a Phase 1 study and an exploratory Phase 2a study with NYX-783. Across both studies, NYX-783 has demonstrated a favorable tolerability profile with no drug-related serious adverse events reported. In the exploratory Phase 2a study, we observed encouraging activity on PTSD symptoms. These observations have informed the currently ongoing Phase 2b program and continued development of NYX-783 as a treatment for patients with PTSD.
●	Advance the development of NYX-458 as a novel treatment for cognitive impairment. Based on compelling data in a relevant, translatable, non-human primate model of Parkinson’s disease-related cognitive impairment, we believe NYX-458, if approved, may offer substantial improvements over existing treatments for cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies. In a completed Phase 1 study in healthy volunteers, NYX-458 demonstrated a favorable tolerability profile across a wide dose range. NYX-458 is currently under evaluation in a first-in-patient exploratory Phase 2 study in patients in with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies. We expect the results of this study will inform future development of NYX-458.
●	Continue to expand our pipeline by leveraging our NMDAr modulator discovery platform, building on and extending our leadership in NMDAr biology. We intend to use our discovery platform to develop a broad pipeline and product portfolio across an array of disorders of the brain and nervous system. Our pipeline is fueled by our library of over 1,000 unique, synthesized, small-molecule NMDAr modulators derived through our extensive original research and the discovery of a novel binding domain that we believe could allow for safe and effective enhancement of synaptic plasticity. All of these compounds have been designed to meet favorable central nervous system, or CNS, safety and pharmacokinetic, or PK, criteria. We also plan to continue seeking NMDAr-dependent biomarkers which could help to inform the development of our future product candidates.
●	Optimize the development and commercial potential of our product candidates. We own the worldwide commercial rights to NYX-2925, NYX-783, and NYX-458 in our selected indications. Our primary strategy is to independently pursue the development and commercialization of our product candidates. We have assembled an experienced management team that is capable of executing along the entire value chain of drug development and commercialization. As we continue to build and develop our product portfolio, we may opportunistically pursue strategic partnerships that maximize the value of our pipeline.

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

NYX-2925 for the Treatment of Chronic Centralized Pain Conditions

NYX-2925 is a novel, oral, small molecule NMDAr positive allosteric modulator being developed for the treatment of chronic pain. NYX-2925 works by enhancing synaptic plasticity in the brain, a mechanism that is differentiated from any therapy currently used for the treatment of chronic pain. This approach is uniquely suited to treat centralized chronic pain as it is established that, when pain becomes chronic, it becomes increasingly centrally (brain) mediated. In normal pain processing, a stimulus is sensed by peripheral nerves and signal is relayed to the spinal cord, ultimately leading to the brain perceiving the stimulus as painful. When this process is experienced chronically, hyper-sensitivity and overactivity can emerge in the periphery, in the spinal cord, and in the brain. Changes in the brain include abnormalities in the cognitive control of pain perception and processing pathways, and reduced descending inhibition of pain signals. These changes together can increase pain perception, including the perception of pain in the absence of normally painful stimuli. Beyond our lead indications for NYX-2925—painful DPN and fibromyalgia—additional chronic pain conditions have been associated with aberrant centralized pain processing and we believe the mechanism of action of NYX-2925 makes it a promising therapeutic candidate for the treatment of numerous chronic pain conditions.

In a Phase 1 study in healthy adult volunteers, NYX-2925 demonstrated a predictable, dose dependent, and linear PK profile with no accumulation after multiple daily doses and was well-tolerated with no drug related serious adverse events. As evaluated through cerebral spinal fluid, or CSF, exposure, NYX-2925 adequately crosses the blood brain barrier. In Phase 1 studies, NYX-2925 enhanced various measures of sleep architecture, including total sleep time, sleep efficiency, and total NREM sleep duration (without altering REM sleep). NYX-2925 was also shown to acutely enhance NMDAR-dependent mismatch negativity (MMN) and quantitative electroencephalogram (EEG) changes along with auditory long-term plasticity changes were seen across the dose levels.

Painful Diabetic Peripheral Neuropathy

The development of NYX-2925 in painful DPN has been granted Fast Track designation by the U.S. Food and Drug Administration, or FDA.

Prevalence and Market Opportunity

Painful DPN is one of the most common complications among people with diabetes. We estimate that, of the more than 30 million people in the United States with diabetes, approximately 8.5 million of them suffer from painful DPN. Painful DPN initially presents as peripheral nerve damage caused by sustained elevated glucose levels, resulting in highly localized pain in the hands and feet (often referred to as “glove and stocking” pain). As this pain persists, it has been shown that the processing of this pain moves from sensory regions in the brain to the emotional and learning and memory regions of the brain.

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

Phase 2b Clinical Study Currently in Progress

We initiated a Phase 2b clinical study of NYX-2925 in patients with painful DPN in 2019 and, following a temporary suspension of enrollment in March 2020 due to challenges posed by the COVID-19 pandemic, we recommenced this study in late December 2020. The Phase 2b study is a randomized, double-blind, placebo-controlled study to evaluate the efficacy and safety of NYX-2925 in patients with advanced DPN. The study completed enrollment in October 2021 with a total of 229 adult patients. Following a screening period, eligible patients are randomized to receive oral doses of NYX-2925 50 mg or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the patient-reported numeric rating scale, or NRS, on which pain severity is rated from zero to ten. Multiple secondary endpoints related to pain and patient quality of life are also being evaluated. The graphic below depicts the design of this ongoing Phase 2b study.

Previously Completed Phase 2 Clinical Study

In January 2019, we completed an exploratory Phase 2a clinical study evaluating the safety and efficacy of NYX-2925 in adult patients with painful DPN. The data generated from this study informed and supported further development of NYX-2925 for the treatment of chronic pain, specifically with regard to the appropriate dose, patient population, and design to evaluate in subsequent studies.

This initial exploratory Phase 2a study of NYX-2925 was a double blind, randomized, placebo-controlled study in 300 adult patients across 35 U.S.-based sites. Over the four-week treatment period, patients received daily oral doses of either placebo or NYX-2925. Placebo and multiple dose levels of NYX-2925 were evaluated, including 10 mg, 50 mg, and 200 mg. Patients were randomized in a 1:1:1:1 manner across the four arms of the study.

Pain was assessed using the patient-reported 10-point NRS and recorded daily on a provided hand-held device. The study assessed daily pain scores at baseline (for seven days prior to treatment) and throughout the study duration with the primary endpoint being the change in pain score from baseline to week four, the final week of treatment. Additional endpoints measured a range of other physical and psychological parameters.

Results

In the Phase 2a painful DPN study, NYX-2925 exhibited a favorable tolerability profile with only placebo-like side effects and no treatment-related serious adverse events. Of the three dose levels evaluated, the 50 mg dose showed the most robust improvements across multiple measures—consistent with previous clinical and preclinical data suggesting the potential for an inverted “U-shaped” dose response with this mechanism. The 50 mg dose did not appear to have plateaued in effect by week four, suggesting that a longer treatment period may result in continued improvement and larger drug effect. The graph on the left below summarizes the top-line results in the total efficacy population (N=300) on the primary endpoint, average NRS pain score over the prior 24 hours, compared to placebo. While statistically significant separation from placebo was not achieved in the total study population, there was numeric separation from placebo and a clinically meaningful reduction in mean average daily pain score from baseline observed at week 4. Further, in a pre-specified analysis, patients not taking a concomitant analgesic medication (N=148) showed a greater separation on average daily pain scores from placebo. The graph on the right below shows the change in average pain compared to placebo in only those patients who were not taking a concomitant analgesic medication. Given that this was the first evaluation of NYX-2925 in patients with painful DPN, the p-values shown below are not adjusted for multiple comparisons.

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

Fibromyalgia

Prevalence and market opportunity

Fibromyalgia is a chronic condition associated with widespread pain and tenderness, as well as general fatigue. Fibromyalgia is considered by many to be a condition that is largely mediated in the central nervous system, given that fibromyalgia sufferers often present without a direct peripheral insult or injury. People suffering from fibromyalgia also often experience sleep disruption, depressed mood, and cognitive impairment. It is estimated that, in the United States, fibromyalgia affects more than 8 million people, with some estimates ranging much higher. Currently, there are only three FDA-approved pharmacologic treatments for fibromyalgia, but they have limited efficacy and burdensome side effects in many patients.

Phase 2b Clinical Study Currently in Progress

In 2019 we initiated a Phase 2b clinical study of NYX-2925 in patients with fibromyalgia. Following a temporary suspension of enrollment in this study in March 2020 due to challenges posed by the COVID-19 pandemic, we recommenced enrollment in September 2020. The Phase 2b study is a randomized, double-blind, placebo-controlled study designed to evaluate the efficacy and safety of NYX-2925 in patients with fibromyalgia. The study completed enrollment in February 2022 with a total of 305 adult patients. Following a screening period, eligible patients are randomized to receive oral doses of NYX-2925 50 mg, NYX-2925 100 mg, or placebo once daily over the treatment period. The primary endpoint in the study is the change from baseline in average daily pain score over a 12-week period as reported on the patient-reported 10-point NRS. Multiple secondary endpoints related to pain, fatigue, cognitive performance, and patient quality of life are also evaluated. The graphic below depicts the design of this ongoing Phase 2b study

Previously Completed Phase 2a Neuroimaging Biomarker Study

In June 2019, we completed an exploratory Phase 2a neuroimaging biomarker study in patients with fibromyalgia. The study was a single-blind, placebo-controlled study evaluating placebo, NYX-2925 20 mg, and NYX-2925 200 mg in sequential two-week periods of daily dosing. 22 adult patients were enrolled across two academic sites in the U.S.

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

In November 2019, the results from this study were presented at the American College of Rheumatology Annual Meeting. The results from this study have provided support to advance NYX-2925 in development for the treatment of fibromyalgia.

Future Development

We intend to advance NYX-2925 toward regulatory approval for the treatment of painful DPN and fibromyalgia. In addition, we intend to pursue broader chronic pain indications for NYX-2925, such as chronic neuropathic lower-back pain and osteoarthritic pain.

In addition to pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most significant markets, including but not limited to the Europe, Japan, Canada, Australia, and large emerging markets such as China.

NYX-783 for the Treatment of Post-Traumatic Stress Disorder

NYX-783 is a novel, oral, small-molecule NMDAr positive allosteric modulator in development for the treatment of post-traumatic stress disorder, or PTSD. Preclinical data suggest that NYX-783 may accelerate fear extinction and inhibit spontaneous fear recurrence, potentially addressing a key underlying learning and memory dysfunction associated with PTSD. In a Phase 1 study in healthy adult volunteers, NYX-783 demonstrated a predictable, dose dependent, and linear PK profile with no accumulation after multiple daily doses and was well-tolerated with no drug related serious adverse events. As evaluated through cerebral spinal fluid, or CSF, exposure, NYX-783 adequately crosses the blood brain barrier and achieves CNS concentration levels in line with the most efficacious preclinical doses with a similar plasma-to-brain concentration ratio as that observed in rats. In our exploratory Phase 2 study in patients with PTSD, completed in October 2020, a favorable tolerability profile and promising improvements across numerous PTSD symptoms were observed in patients receiving NYX-783. The data yielded by the studies completed to date suggest that NYX-783 has the potential to address numerous unmet medical needs in the treatment of PTSD.

The development of NYX-783 for the treatment of PTSD has been granted Fast Track designation by the FDA and we believe NYX-783, if approved, may represent a significant improvement over current treatments for PTSD.

Phase 2b Clinical Program Currently in Progress

In April 2021, we completed a Type C meeting with the FDA and finalized the design of the Phase 2b development program for NYX-783 in patients with PTSD. The Phase 2b program will consist of two separate studies to evaluate NYX-783 at two different dose levels: 50 mg (Study 1) and 150 mg (Study 2). The 50 mg dose performed best in the previous exploratory Phase 2a study and the 150 mg dose has been selected to evaluate the effects of a higher dose level.

The Phase 2b studies will be multi-center, placebo-controlled, double-blind, randomized, parallel design studies in patients with moderate to severe PTSD, as characterized by criteria set forth in the Diagnostic and Statistical Manual of Mental Disorders, 5th Edition (DSM-5). The studies will enroll a broad and representative group of patients who have experienced various types of trauma, including both military-related and civilian PTSD. Patients with a wide range of time since trauma will be included, with stratification of enrollment to ensure balanced representation of time since trauma in the study treatment groups. Patients enrolled in the studies will not be taking concomitant PTSD medication or undergoing specific forms of trauma-focused psychotherapy.

The primary efficacy endpoint of each study will be the change from baseline in the Clinician-Administered PTSD Scale for the DSM-5 (CAPS-5) Total score. Key secondary endpoints in both studies will include various measures of global impression of severity and improvement (CGI-S, CGI-I, PGI-S, PGI-I).

In Study 1, approximately 300 patients will be randomized into one of two treatment arms: placebo or NYX-783 50 mg administered orally once daily. The study will comprise a 1- to 4-week screening period, a 10-week treatment period, and a follow-up evaluation period. In Study 2, approximately 300 patients will be randomized into one of two treatment arms: placebo or NYX-783 150 mg administered orally once daily. The other design parameters of Study 2 will be consistent with those of Study 1.

The graphic below depicts the design of this ongoing Phase 2b program.

Prevalence and Market Opportunity

It is estimated that 6% of the adult population in the United States will develop PTSD in their lifetime and approximately 15 million adults have PTSD during a given year in the United States. Many of these people are currently untreated or poorly treated due to the lack of safe and effective options. To date, only two pharmacotherapies have been approved to treat PTSD and both are selective serotonin reuptake inhibitor, or SSRI, antidepressants that have limited efficacy in treating the symptoms of PTSD.

Previously Completed Exploratory Phase 2a Clinical Study

In October 2020, we completed an exploratory Phase 2a study to evaluate the safety, efficacy, and pharmacokinetics of NYX-783 in patients with PTSD. The study was designed as an initial signal detection study to inform future development of NYX-783 with regard to the most appropriate dosing regimen, enrollment criteria, endpoints, and powering to best assess the overall effect of NYX-783 on PTSD symptoms. The study was a randomized, double-blind, placebo-controlled, sequential parallel comparison design (SPCD) study and enrolled 160 adult patients. Seven of the patients were enrolled under a prior protocol version which included a weekly dose; therefore, those seven subjects were not included in the efficacy analysis population. After confirming eligibility and PTSD diagnosis, patients were randomly assigned to receive placebo, 10 mg NYX-783, or 50 mg NYX-783 once daily over the course of the study. The study consisted of two four-week treatment periods (Stage 1 and Stage 2) and no patient received NYX-783 for more than four weeks over the course of the study. The primary efficacy endpoint of the study was the improvement from baseline on the Total score and symptom cluster scores of the CAPS-5. The CAPS-5 measures a Total score and individual scores for each PTSD symptom cluster (Arousal & Reactivity, Negative Cognitions & Mood, Intrusive Memories, and Avoidance), allowing us to evaluate the effects of NYX-783 on overall symptoms as well as the individual symptom domains.

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

Results

Administration of NYX-783 resulted in encouraging data on multiple PTSD symptom scales evaluated in the study. In the study, the 50 mg NYX-783 group showed a clinically meaningful improvement from baseline on CAPS-5 Total score. In addition, a significantly greater proportion of patients achieved a Clinically Reliable Change (improvement of ≥13 points on the CAPS-5 Total score) in the 50 mg treatment group compared to placebo. In the study, NYX-783 demonstrated a favorable tolerability profile with no drug-related serious adverse events reported. Overall the adverse event profile was similar to that observed with placebo and the adverse events that were observed with NYX-783 were mild to moderate in nature. As this study was the first evaluation of NYX-783 in patients with PTSD, all statistical analyses in the Phase 2 study represent 1-sided analysis and given its exploratory nature, the p-values described are not adjusted for multiple comparisons as is typical with studies of this stage and nature.

The table below illustrates the key endpoints from the study, demonstrating activity with the 50 mg dose across a number of endpoints. In particular, these effects were evident in Stage 1 of the study, which is most consistent with the design of our ongoing Phase 2b program (i.e., a standard, placebo-controlled, randomized, parallel-design). Further, while the SPCD employed in this study was intended to mitigate the anticipated high placebo effects often observed in psychiatric studies, certain factors contributed to making the Stage 2 data more difficult to interpret and, ultimately, less informative for future studies. Thus, we primarily relied upon the data from Stage 1 for interpretation of the signal observed in the study and for informing the design of the Phase 2b studies.

The graphs below demonstrate the signals observed on the CAPS-5 Total score. The 43% improvement observed with the 50 mg dose (left panel) reflects a clinically meaningful improvement from baseline in four weeks. We believe it provides evidence of the potential for NYX-783 to outperform placebo in a longer, well-powered study with greater emphasis on operational measures to mitigate placebo effects and variability. This exploratory study was of a small size which can commonly lead to imbalances of the patients’ characteristics at baseline. In our study, we saw such baseline imbalances in symptom severity and in time since trauma which are relevant moderators of the clinical effect. When taking these imbalances into account statistically, the 50 mg dose of NYX-783 did separate from placebo by a statistically significant margin.

In addition, a responder analysis showed a consistent outcome on the CAPS-5 Total score. Response was defined as an improvement of 13 points or more from baseline, which is regarded to be beyond the natural fluctuation of symptoms in PTSD. This difference is referred to in published literature as “clinically reliable change.” In this analysis, nearly 75% of the patients receiving 50 mg achieved a “clinically reliable change” at week 4, compared to only 43% of those receiving placebo.

The CAPS-5 comprises four symptom clusters that were also evaluated separately as part of the pre-specified primary analysis in the study. In the Phase 2 exploratory study in PTSD patients, NYX-783 exhibited robust reductions from baseline (> 40%) across three of the four symptom clusters, with the greatest separation from placebo observed on the Negative Cognitions & Mood and Arousal & Reactivity clusters. We believe the consistency of the improvements observed across the clusters provides further support for the strength of the overall signal with NYX-783. The effects observed across all four symptoms clusters are summarized below.

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

NYX-458 for the Treatment of Cognitive Impairment

NYX-458 is a novel, oral, small-molecule NMDAr positive allosteric modulator in Phase 2 clinical development for the treatment of cognitive impairment. Mechanistic rationale and compelling preclinical data in numerous models of cognitive impairment suggest NYX-458 may be suited to treat cognitive deficits associated with Parkinson’s disease and dementia with Lewy bodies. Following the successful completion of a Phase 1 safety study in healthy volunteers, in December 2019 we initiated an exploratory Phase 2 study in patients with cognitive impairment associated with Parkinson’s disease. Due to challenges introduced by the COVID-19 pandemic, in March 2020 we suspended enrollment of new patients in this study. In April 2021, we recommenced patient screening in the Phase 2 study to enroll patients with cognitive impairment associated with either Parkinson’s disease or dementia with Lewy bodies. Parkinson’s disease and dementia with Lewy bodies share a common disease pathology that contributes to cognitive deficits.

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

Prevalence and Market Opportunity

Parkinson’s disease is believed to be the second most common neurodegenerative disorder, behind Alzheimer’s disease. According to the Parkinson’s Foundation, Parkinson’s disease affects approximately one million people in the United States and nearly ten million worldwide. It is estimated that there are nearly 60,000 new cases of Parkinson’s disease diagnosed annually in the United States and, as the population continues to age, it is anticipated that the prevalence of Parkinson’s disease will continue to grow. The emergence and progression of cognition-related symptoms in Parkinson’s disease can vary due to the diverse underlying pathology of the disease. Mild cognitive impairment, or MCI, is an early non-motor symptom and affects 15% to 25% of newly diagnosed patients. It is estimated that approximately 30% of people living with Parkinson’s disease have Parkinson’s disease dementia, or PDD, and studies estimate that, as people with Parkinson’s disease approach ten years post-diagnosis, 75% will have PDD. Based on these percentages, we estimate there are more than 500,000 people in the United States with either Parkinson’s disease with mild cognitive impairment or PDD.

While patients diagnosed with Parkinson’s disease initially present with movement disorder symptoms that precede their cognitive symptoms, patients diagnosed with dementia with Lewy bodies (DLB) initially present with cognitive and/or neuropsychiatric symptoms. Cognitive impairments associated with Parkinson’s disease and DLB are together classified under the umbrella term, Lewy body dementias (LBDs). LBDs are estimated to affect approximately 1.4 million people in the U.S.

Parkinson’s disease and dementia with Lewy bodies have been shown to share a common pathology, caused by abnormal deposits of a protein called alpha-synuclein in the brain. Studies have shown that these increases in alpha-synuclein inhibit NMDA receptor activity, leading to decreased cognitive performance. We believe that, if approved, NYX-458 has the potential to improve the cognitive performance of these patients through the enhancement of NMDA receptor activity.

Exploratory Phase 2 Clinical Study Currently in Progress

Following the COVID-19-driven suspension of enrollment in the previously initiated exploratory Phase 2 study of NYX-458 in patients with Parkinson’s cognitive impairment, we made certain adjustments to the study to simplify its design and to evaluate NYX-458 in a broader patient population with LBDs that share a common underlying pathophysiology. The study is a randomized, double-blind, parallel-design, placebo-controlled study to evaluate the safety and potential cognitive benefits of NYX-458 in approximately 100 patients with mild cognitive impairment or mild dementia associated with Parkinson’s disease or prodromal or manifest dementia with Lewy bodies. Patients in the study receive daily oral dosing of either NYX-458 30 mg or placebo over a 12-week period. The study evaluates the overall safety and tolerability of NYX-458 in patients, as well as the potential cognitive benefits of NYX-458 assessed across multiple neurocognitive endpoints focused on attention, memory, and executive function. We recommenced enrollment the exploratory Phase 2 study in April 2021. The study design is depicted below.

Previously Completed Study in a Non-human Primate Model of Parkinson’s Disease Cognitive Impairment

We have evaluated NYX-458 in a preclinical study in a non-human primate model of Parkinson’s disease cognitive impairment. This model is relevant and translatable, as it evaluates the product candidate’s effects in non-human primates by employing the neurotoxin MPTP to deplete dopamine-producing neuronal cells (similar to the way Parkinson’s disease does in humans) and measuring cognitive function using a battery of tests also used in human clinical studies. In our preclinical study using this model, oral administration of NYX-458 resulted in a reversal of MPTP-induced cognitive impairment and, on some measures, restored cognitive function back to pre-MPTP healthy baseline levels.

Future development

We intend to develop NYX-458 toward regulatory approval for the treatment of Parkinson’s disease cognitive impairment and dementia with Lewy bodies.

Based on results in a variety of preclinical models of cognitive impairment and an understanding of NYX-458’s mechanism, we believe NYX-458 has the potential to be an effective treatment for cognitive impairment across a variety of etiologies. In the wake of the results of the exploratory Phase 2 study currently in progress, we may seek to expand clinical development to other diseases associated with cognitive impairment.

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

NMDAr-targeted therapies

A number of pharmaceutical, biotechnology, and specialty pharmaceutical companies are developing therapies targeting NMDArs. Most of the therapies being developed are broad antagonists and tend to have multiple target actions while our compounds are truly modulatory and have not demonstrated any off-target activity in preclinical screening. We are aware of other companies developing or commercializing NMDAr-targeted therapies, including but not limited to, Acadia Pharmaceuticals Inc., Allergan (now a subsidiary of AbbVie Inc.), Avanir Pharmaceuticals Inc., Axsome Therapeutics Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cerecor Inc., C.H. Boehringer Sohn AG & Ko. KG, Eli Lilly and Company, Genentech Inc., Intra-Cellular Therapies Inc., Janssen Pharmaceuticals Inc., NeuroRx Inc., Newron Pharmaceuticals S.p.A., Novartis International AG, Otonomy Inc., Relmada Therapeutics Inc., Sage Therapeutics Inc., UCB S.A., Gate Neurosciences Inc., and Vistagen Therapeutics Inc.

NYX-2925—neuropathic/chronic pain

We expect that, if approved, NYX-2925 will compete with the currently approved therapies for painful DPN and fibromyalgia, including pregabalin, duloxetine, and tapentadol HCl. We are aware of a number of therapies that are approved to treat other types of neuropathic pain. We are also aware that various therapies are used off-label to treat neuropathic pain. In addition to the marketed therapies, we are aware of companies currently developing therapies for neuropathic pain, including but not limited to AstraZeneca Plc., Bayer AG, Biogen Inc., Cara Therapeutics Inc., Daiichi Sankyo Company, Eli Lilly and Company, Eliem Therapeutics Inc., Helixmith Co. Ltd., Immune Pharmaceuticals Inc., Lexicon Pharmaceuticals Inc., Novaremed AG, Novartis AG, Vertex Pharmaceuticals Incorporated, and WinSanTor Inc.

NYX-783—post-traumatic stress disorder

We expect that, if approved, NYX-783 will compete with currently approved therapies for PTSD, including paroxetine and sertraline. We are also aware of other companies developing therapies for PTSD, including but not limited to Alto Neuroscience Inc., Atai Life Sciences AG, Bionomics Ltd., C.H. Boehringer Sohn AG & Ko. KG, Jazz Pharmaceuticals Plc., Otsuka Pharmaceutical Co. Ltd., and Praxis Precision Medicines Inc.

NYX-458—Parkinson’s disease cognitive impairment and dementia with Lewy bodies

We expect that, if approved, NYX-458 will compete with currently approved therapies for PDD, the only one of which in the United States is rivastigmine. We are also aware of other companies developing therapies for cognitive impairment associated with Parkinson’s disease and/or dementia with Lewy bodies, including but not limited to Athira Pharma Inc, Anavex Life Sciences, Annovis Bio Inc., Eli Lilly and Company, Sage Therapeutics Inc., Takeda Pharmaceutical Co. Ltd., and Eisai Pharmaceuticals Inc.

Research collaboration agreement with Allergan

The jointly funded research activities and option exercise period under our Research Collaboration Agreement, or RCA, with Allergan (now a subsidiary of AbbVie) came to their contractual conclusions in August 2020 and February 2021, respectively. Consistent with the terms of the RCA, AbbVie optioned two compounds from our NMDAr modulator discovery platform.

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

NYX-2925 and NYX-783

As of February 15, 2022, we own two issued U.S. patents and one pending U.S. patent application, and pending and issued foreign counterpart patents and patent applications, that relate to both NYX-2925 and NYX-783. We also own one issued U.S. patent and two pending U.S. patent applications that relate to NYX-2925, and two issued U.S. patents, as well as one pending international patent application filed under the Patent Cooperation Treaty (PCT), that relate to NYX-783. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. The issued U.S. patents are expected to expire in 2034. If we continue to pursue patent protection and file one or more patent applications with respect to our pending international PCT patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2041.

NYX-458

As of February 15, 2022, we own one issued U.S. patent, and three pending U.S. patent applications, and pending foreign counterpart patent applications, as well as one pending international patent application filed under the PCT that relate to our product candidate, NYX-458. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. The issued U.S. patent is expected to expire in 2037. If we continue to pursue patent protection and file one or more patent applications with respect to our pending international PCT patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2037 and 2040.

Other compounds

As of February 15, 2022, we own fifteen issued U.S. patents, eight pending U.S. patent applications, and pending and issued foreign counterpart patents and patent applications, as well as seven U.S. provisional patent applications, and one pending international patent application filed under the PCT, all of which generally relate to our efforts to develop other compounds in our NMDAr modulator small molecule program. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the provisional patent applications. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. The issued U.S. patents are expected to expire between 2034 and 2037. If we continue to pursue patent protection and file one or more non-provisional patent applications with respect to our pending provisional patent applications and file one or more patent applications with respect to our pending international PCT patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2041. For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks related to our intellectual property rights.”

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

U.S. drug development

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and its implementing regulations. Drugs are also subject to other federal, state and local statutes and regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. These sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, a clinical hold, untitled or warning letters, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, or civil or criminal penalties. Additionally, a manufacturer may need to recall a product from the market. Any agency or judicial enforcement action could have a material adverse effect on us.

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

The data required to support an NDA is generated in two distinct development stages: nonclinical and clinical. For new chemical entities, the nonclinical development stage generally involves synthesizing the active component, developing the formulation and determining the manufacturing process, as well as carrying out non-human toxicology, pharmacology and drug metabolism studies in the laboratory, which support subsequent clinical testing. These nonclinical tests include laboratory evaluation of product chemistry, formulation, stability and toxicity, as well as animal studies to assess the characteristics and potential safety and efficacy of the product. The conduct of the nonclinical tests must comply with federal regulations, including GLPs. The sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational drug product to humans. Some nonclinical testing may continue even after the IND is submitted, but an IND must become effective before human clinical studies may begin. The central focus of an IND submission is on the general investigational plan and the protocol(s) for human trials. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions regarding the proposed clinical studies, including concerns that human research subjects will be exposed to unreasonable health risks, and places the IND on clinical hold within that 30-day time period. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. The FDA may also impose clinical holds on a drug candidate at any time before or during clinical studies due to safety concerns or non-compliance. Accordingly, we cannot be sure that submission of an IND will result in the FDA allowing clinical studies to begin, or that, once begun, issues will not arise that could cause the study to be suspended or terminated. The FDA also may impose a partial clinical hold which places limits on a clinical study, such as limiting the dosing to a certain level or duration.

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

Clinical studies

Clinical studies are generally conducted in three sequential phases that may overlap, known as Phase 1, Phase 2, and Phase 3 clinical studies.

●	Phase 1 clinical studies generally involve a small number of healthy volunteers who are initially exposed to a single dose and then multiple doses of the product candidate. The primary purpose of these clinical studies is to assess the metabolism, pharmacologic action, side effect tolerability, and safety of the drug.
●	Phase 2 clinical studies typically involve studies in disease-affected patients to determine the dose required to produce the desired benefits and provide a preliminary evaluation of efficacy. At the same time, safety, and further pharmacokinetic and pharmacodynamic information is collected, as well as identification of possible adverse effects and safety risks.
●	Phase 3 clinical studies generally involve large numbers of patients at multiple sites (from several hundred to several thousand subjects) and are designed to provide the data necessary to demonstrate the effectiveness of the product candidate for its intended use and its safety in use, to establish the overall benefit/risk relationship of the product candidate, and to provide an adequate basis for physician labeling. Phase 3 clinical studies may include comparisons with placebo and/or comparator treatments.

Post-approval studies, sometimes referred to as Phase 4 clinical studies, may be conducted after initial marketing approval. These studies are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical studies as a condition of approval of an NDA.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Written IND safety reports must be submitted to the FDA and the investigators within 15 calendar days for serious and unexpected suspected adverse events, a finding from other studies or animal or in vitro testing that suggests a significant risk for human subjects, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Additionally, a sponsor must notify the FDA of any unexpected fatal or life-threatening suspected adverse reaction within seven calendar days. Phase 1, Phase 2, and Phase 3 clinical studies may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study.

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

Under the Prescription Drug User Fee Act, or PDUFA, as amended, each NDA must be accompanied by a user fee. The FDA adjusts the PDUFA user fees on an annual basis. According to the FDA’s fee schedule, effective from October 1, 2021 through September 30, 2022, the user fee for an application requiring clinical data, such as an NDA, is $3,117,218. PDUFA also imposes an annual prescription drug product program fee for human drugs ($369,413). Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. The FDA reviews all NDAs submitted before it accepts them for filing and may request additional information rather than accepting an NDA for filing. The FDA must make a decision on accepting an NDA for filing within 60 days of receipt. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA. Under the goals and policies agreed to by the FDA under PDUFA, for drugs that do not contain an NCE, the FDA has 10 months from the receipt date in which to complete its initial review of a standard NDA and respond to the applicant, and six months from the receipt date for a priority NDA. For drugs containing an NCE, these ten- and six-month review timeframes are from the filing date of an NDA. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs, and the review process is often significantly extended by FDA requests for additional information or clarification.

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

Post-marketing requirements

Following approval of a new product, a pharmaceutical company and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting to the FDA of adverse experiences with the product, providing the FDA with updated safety and efficacy information, product sampling and distribution requirements, applicable product tracking and tracing requirements, and complying with promotion and advertising requirements, which include, among others, standards for direct-to-consumer advertising, restrictions on promoting drugs for uses or in patient populations that are not described in the drug’s approved labeling (known as “off-label use”), limitations on industry-sponsored scientific and educational activities and requirements for promotional activities involving the internet. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use. Further, if there are any modifications to the drug, including changes in indications, labeling, or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA or NDA supplement, which may require the applicant to develop additional data or conduct additional nonclinical studies and clinical studies. As with new NDAs, the review process is often significantly extended by FDA’s requests for additional information or clarification. Any distribution of prescription drug products and pharmaceutical samples must comply with the U.S. Prescription Drug Marketing Act, or the PDMA, a part of the FDCA. Manufacturers and other parties involved in the drug supply chain for prescription drug products must also comply with product tracking and tracing requirements and for notifying the FDA of counterfeit, diverted, stolen and intentionally adulterated products or products that are otherwise unfit for distribution in the United States.

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

U.S. patent-term extension

Depending upon the timing, duration and specifics of FDA approval of our current product candidates or any future product candidate, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch Waxman Act. The Hatch Waxman Act permits extension of the patent term of up to five years as compensation for patent term lost during FDA regulatory review process. Patent term extension, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term extension period is generally one half the time between the effective date of an IND and the submission date of an NDA plus the time between the submission date of an NDA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension (and only those patent claims covering the approved drug, a method for using it or a method for manufacturing it may be extended), and the application for the extension must be submitted prior to the expiration of the patent. A patent that covers multiple products for which approval is sought can only be extended in connection with one of the approvals. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension. In the future, we may apply for extension of patent term for our currently owned patents to add patent life beyond its current expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA. However, there can be no assurance that the USPTO will grant us any requested patent term extension, either for the length we request or at all.

Other regulatory matters

Manufacturing, sales, promotion, and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, CMS, other divisions of the Department of Health and Human Services including the Office of the Inspector General, the U.S. Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local regulatory authorities. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. These laws include:

●	the federal Anti Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, arrangement or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

●	the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, or the ACA, require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services, or HHS, information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and teaching hospitals, as well as physician ownership and investment interests, including such interests held by their immediate family. Effective January 1, 2022, these reporting obligations extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners;

●	federal government price reporting laws, which require us to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers; and analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws and transparency laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other healthcare providers or marketing expenditures and drug pricing. Data privacy and security laws and regulations in foreign jurisdictions may be more stringent than those in the United States (such as the European Union, which adopted the General Data Protection Regulation, which became effective in May 2018). State laws may govern the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect.

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

In April 2014, the EU adopted a new Clinical Trials Regulation (EU) No 536/2014, which replaced the Clinical Trials Directive 2001/20/EC on January 31, 2022. The transitory provisions of the new Clinical Trials Regulation offer sponsors the possibility to choose between the requirements of the previous Directive and the new Clinical Trials Regulation if the request for authorization of a clinical trial is submitted in the year after the new Clinical Trials Regulation became applicable. If the sponsor chooses to submit under the previous Directive, the clinical trial continues to be governed by the Directive until three years after the new Clinical Trials Regulation became applicable. If a clinical trial continues for more than three years after the Clinical Trials Regulation became applicable, the new Regulation will at that time begin to apply to the clinical trial. The new Clinical Trials Regulation overhauls the current system of approvals for clinical studies in the EU. Specifically, the new Clinical Trials Regulation, which is directly applicable in all Member States, aims at simplifying and streamlining the approval of clinical studies in the EU. The main characteristics of the Clinical Trials Regulation include: a streamlined application procedure via a single-entry point through the Clinical Trials Information System, or CTIS; a single set of documents to be prepared and submitted for the application as well as simplified reporting procedures for clinical trial sponsors; and a harmonized procedure for the assessment of applications for clinical trials, which is divided in two parts (Part I contains scientific and medicinal product documentation and Part II contains the national and patient-level documentation). Part I is assessed by a coordinated review by the competent authorities of all EU Member States in which an application for authorization of a clinical trial has been submitted (Concerned Member States) of a draft report prepared by a Reference Member State. Part II is assessed separately by each Concerned Member State. Strict deadlines have also been established for the assessment of clinical trial applications.

European Union drug review and approval

In the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is

valid throughout the entire territory of the EU and the additional Member States of the European Ecominc Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

Under the centralized procedure the maximum timeframe for the evaluation of an MA application by the EMA is 210 days, excluding clock stops, when additional written or oral information is to be provided by the applicant in response to questions asked by the CHMP. Clock stops may extend the timeframe of evaluation of an MA application considerably beyond 210 days. Where the CHMP gives a positive opinion, the EMA provides the opinion together with supporting documentation to the European Commission, who make the final decision to grant a marketing authorization, which is issued within 67 days of receipt of the EMA’s recommendation. Accelerated assessment might be granted by the CHMP in exceptional cases, when a medicinal product is expected to be of a major public health interest, particularly from the point of view of therapeutic innovation. The timeframe for the evaluation of an MA application under the accelerated assessment procedure is of 150 days, excluding stop-clocks, but it is possible that the CHMP may revert to the standard time limit for the centralized procedure if it determines that the application is no longer appropriate to conduct an accelerated assessment.

National MAs, which are issued by the competent authorities of the Member States of the EU and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a Member State of the EU, this national MA can be recognized in another Member States through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State, or RMS. The competent authority of the RMS prepares a draft assessment report, a draft summary of the product characteristics, or SmPC, and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging proposed by the RMS, the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above described procedures, before granting the MA, the EMA or the competent authorities of the Member States of the EU make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

Now that the UK (which comprises Great Britain and Northern Ireland) has left the EU, Great Britain will no longer be covered by centralized MAs (under the Northern Ireland Protocol, centralized MAs will continue to be recognized in Northern Ireland). All medicinal products with a current centralized MA were automatically converted to Great Britain MAs on January 1, 2021. For a period of two years from January 1, 2021, the Medicines and Healthcare products Regulatory Agency, or MHRA, the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new Great Britain MA. A separate application will, however, still be required.

European Union new chemical data and market entity exclusivity

In the EU, innovative medicinal products, sometimes referred to as new active substances, approved on the basis of a complete independent data package qualify for eight years of data exclusivity upon marketing authorization and an additional two years of market exclusivity. The data exclusivity, if granted, prevents generic applicants from referencing the innovator’s preclinical and trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization in the EU, for a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed in the EU until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data exclusivity, another company could nevertheless also market another version of the product if such company obtained a marketing authorization based on an application with a complete and independent data package of pharmaceutical tests, preclinical tests and clinical trials.

European Union orphan designation and exclusivity

In the EU, the European Commission, based on the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are: (1) intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affectsnot more than 5 in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return to justify the necessary investment in its development); and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, if such a method exists, the product would be a significant benefit to those affected by the condition).

In the EU, orphan designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity is granted following medicinal product approval, during which the EMA cannot grant an MA for a similar medicinal product. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This period is extended by two years for compliance with an agreed upon pediatric investigation plan granted at the time of review of the orphan designation. This period may be reduced to six years if, at the end of the fifth year it is determined that the orphan designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Additionally, marketing authorization may be granted to a similar product for the same indication at any time, if (i) the holder of the marketing authorization for the original orphan medicinal product consents to a second orphan medicinal product application, (ii) the holder of the marketing authorization for the original orphan medicinal product cannot supply sufficient quantities of the orphan medicinal product, or (iii) the second applicant can establish that the second medicinal product, although similar, is safer, more effective or otherwise clinically superior to the authorized orphan medicinal product. Orphan designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The aforementioned EU rules are generally applicable in the EEA.

European data collection

The collection, use, storage, disclosure, transfer, or processing of personal data, including personal health data, in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which became effective May 25, 2018 and related applicable data protection and privacy laws of the Member States of the EEA. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including imposing special requirements in respect of the processing of health and other sensitive data (such as higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, safeguards to protect the security and confidentiality of personal data, and other measures to take when engaging third-party processors). EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S.On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. Following a ruling from the Court of Justice of the European Union, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems (‘Schrems II’), Case C-311/18 (“Schrems II”), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

Further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the ”UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

Brexit and the regulatory framework in the United Kingdom

In June 2016, the electorate in the UK voted in favor of leaving the EU, commonly referred to as “Brexit”, and the UK officially withdrew from the EU on January 31, 2020. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK was subject to a transition period until December 31, 2020, or Transition Period, during which EU rules continued to apply. However, the EU and the UK have concluded a trade and cooperation agreement, or TCA, which was provisionally applicable since January 1, 2021 and has been formally applicable since May 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP, inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations. At present, Great Britain has implemented European Union legislation on the marketing, promotion and sale of medicinal products through the Human Medicines Regulations 2012 (as amended) (under the Northern Ireland Protocol, the European Union regulatory framework will continue to apply in Northern Ireland). The regulatory regime in Great Britain therefore largely aligns with current EU regulations, however it is possible that these regimes will diverge in future now that Great Britain’s regulatory system is independent from the EU and the TCA does not provide for mutual recognition of UK and EU pharmaceutical legislation. For example, the UK has implemented the now repealed Clinical Trials Directive 2001/20/EC into national law through the Medicines for Human Use (Clinical Trials) Regulations 2004 (as amended). The extent to which the regulation of clinical trials in the UK will mirror the new Clinical Trials Regulation now that has come into effect is not yet known, however the MHRA has conducted a consultation on a set of proposals designed to improve and strengthen the UK clinical trials legislation.

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

Reimbursement

Sales of our products will depend, in part, on the extent to which our products will be covered by third-party payors, such as government health programs, commercial insurance and managed healthcare organizations. In the United States no uniform policy of coverage and reimbursement for drug products exists. While the principal decisions about reimbursement for new medicines are typically made by CMS and private payors tend to follow CMS to a substantial degree, decisions regarding the extent of coverage and amount of reimbursement to be provided for any of our products will be made on a payor by payor basis. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved or that any required patient cost-sharing amount will be acceptable to the patient. Moreover, one payor’s decision to cover a particular drug product or service does not ensure that other payors will also provide coverage for the medical product or service, or will provide coverage at an adequate reimbursement rate. As a result, the coverage determination process is often a time-consuming and costly process that will require us to provide scientific and clinical support for the use of our product to each payor separately, with no assurance that coverage and adequate reimbursement will be obtained.

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

In addition, in some foreign countries, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. For example, the EU provides options for its Member States to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A Member State may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for any of our products. Historically, products launched in the EU do not follow price structures of the United States and generally prices tend to be significantly lower.

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

For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or collectively, the ACA was enacted in the United States. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the provisions of the ACA of greatest importance to the pharmaceutical industry are that the ACA:

●	made several changes to the Medicaid Drug Rebate Program, including increasing pharmaceutical manufacturers’ rebate liability by raising the minimum basic Medicaid rebate on most branded prescription drugs to 23.1% of average manufacturer price, or AMP, and adding a new rebate calculation for “line extensions” (i.e., new formulations, such as extended release formulations) of solid oral dosage forms of branded products, as well as potentially impacting their rebate liability by modifying the statutory definition of AMP.
●	imposed a requirement on manufacturers of branded drugs to provide a 50% (increased to 70% pursuant to the Bipartisan Budget Act of 2018, effective as of January 1, 2019) point-of-sale discount off the negotiated price of branded drugs dispensed to Medicare Part D beneficiaries in the coverage gap (i.e., “donut hole”) as a condition for a manufacturer’s outpatient drugs being covered under Medicare Part D.
●	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.
●	expanded the entities eligible for discounts under the 340B Drug Discount Program.
●	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected.
●	imposed an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs, apportioned among these entities according to their market share in certain government healthcare programs.
●	established a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. The research conducted by the Patient-Centered Outcomes Research Institute may affect the market for certain pharmaceutical products. The ACA established the Center for Medicare and Medicaid Innovation within CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the U.S. Supreme Court's decision, President Biden issued an Executive Order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The Executive Order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administrations or other efforts, if any, to challenge repeal or replace the ACA, will impact our business.

In addition, other legislative and regulatory changes have been proposed and adopted in the United States since the ACA was enacted:

●	On August 2, 2011, the U.S. Budget Control Act of 2011, among other things, included aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022.
●	On January 2, 2013, the U.S. American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers.
●	On April 13, 2017, CMS published a final rule that gives states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.
●	On May 30, 2018, the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.
●	On May 23, 2019, CMS published a final rule to allow Medicare Advantage Plans the option of using step therapy for Part B drugs beginning January 1, 2020.
●	On December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. It is impossible to determine whether similar taxes could be instated in the future.

●	Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and review the relationship between pricing and manufacturer patient programs. At the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (i) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (ii) support the enactment of a public health insurance option. Among other things, the Executive Order also directs the Department of Health and Human Services (“HHS”) to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. FDA released such implementing regulations on September 24, 2020, which went into effect on November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. On September 25, 2020, CMS stated drugs imported by states under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. Further, on November 20, 2020 CMS issued an Interim Final Rule implementing the Most Favored Nation, or MFN, Model under which Medicare Part B reimbursement rates would have been be calculated for certain drugs and biologicals based on the lowest price drug manufacturers receive in Organization for Economic Cooperation and Development countries with a similar gross domestic product per capita. However, on December 29, 2021 CMS rescinded the Most Favored Nations rule. Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain drug access and marketing cost disclosure and transparency measures, and designed to encourage importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, financial condition, results of operations and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our drugs or put pressure on our drug pricing, which could negatively affect our business, financial condition, results of operations and prospects.

Human Capital Resources

As of March 15, 2022, we employed 40 full-time employees, including 25 in research and development and 15 in general and administrative, and no part-time employees. Nine of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our relationship with our employees to be good.

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

The continued spread of the COVID-19 pandemic declared by the World Health Organization in March 2020 has already and could further adversely impact our clinical and/or preclinical studies. For example, due to the COVID-19 pandemic, on March 27, 2020, we suspended the enrollment of new patients in our ongoing Phase 2 studies of NYX-2925 in painful DPN and fibromyalgia, which resumed in January 2021 and September 2020, respectively, and in our Phase 2 study of NYX-458 in cognitive impairment associated with Parkinson’s disease, which resumed in April 2021. COVID-19 has resulted in disruptions in our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography, and has delayed enrollment in our clinical studies due to prioritization of hospital resources toward the outbreak and restrictions in travel. Furthermore, some patients may be unwilling to enroll in our studies or be unable to comply with clinical study protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services. COVID-19 may also negatively affect the operations of third-party contract research organizations that we rely upon to carry out our clinical studies or the operations of our third-party manufacturers, which could result in delays or disruptions in the supply of our product candidates. The negative impacts COVID-19 has had to patient enrollment or treatment or the timing and execution of our clinical studies have caused and could cause further costly delays to our clinical study activities. For those clinical studies that currently remain ongoing, we cannot provide any assurances that the measures that we have taken to date, or may in the future take, will continue to allow us to mitigate and manage COVID-19-related disruptions, and COVID-19 may require us to delay or pause enrollment, dosing, or data collection in such studies as a result of negative impacts to site initiation, participant recruitment and enrollment, participant randomization and dosing, distribution of clinical study materials, study monitoring, or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, and interpretability of such clinical data as a result of deviations from clinical study protocols, disruptions in patient screening or dosing (for instance, as a result of inabilities to supply study drug direct-to-patients via delivery or courier), or disruptions in patient evaluations (for instance, as a result of inabilities to conduct study visits while following local public health requirements or inabilities to conduct remote assessments). Any of these effects could adversely affect our ability to advance our product candidates in the manner and on the timelines presently planned, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses, and have a material adverse effect on our business and financial results.

In addition, COVID-19 has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions, and business shutdowns. We have taken temporary precautionary measures intended to help minimize the risk of the virus to our employees, including allowing all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings. These measures could negatively affect our business. For instance, temporarily requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident. Additionally, as we commence certain return-to-work initiatives consistent with state and municipality standards, we may have employees who for various reasons are unwilling to return to in-person work-related meetings, which will require additional accommodations, management of operational procedures, and cybersecurity protections. Business disruptions, including those affecting our ongoing and planned clinical studies, may negatively affect the accuracy of our estimates regarding capital requirements and needs for additional financing or our ability to produce accurate and timely financial statements. We may incur additional liabilities related to business disruptions caused by COVID-19, including those related to our employees, our agreements with third parties, and our interactions with governmental authorities. COVID-19 has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the spread of COVID-19, including from the emergence of new variants of the SARS-CoV-2 virus, could materially and adversely affect our business and the value of our common stock.

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

We have funded our operations to date through proceeds from collaborations, grants, debt, sales of convertible preferred stock and our initial public offering, or IPO, and follow-on offerings of our equity to the public. From our inception through December 31, 2021, we have received net proceeds of $386.2 million from such transactions. As of December 31, 2021, our cash and cash equivalents were $106.1 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $287.9 million as of December 31, 2021.

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

In September 2021, we entered into a loan and security agreement, or the Loan Agreement, with K2 HealthVentures LLC, or K2HV. We borrowed $15.0 million in the first tranche and an additional $10.0 million in a second tranche under the Loan Agreement, and may borrow up to an additional $10.0 million based upon clinical and regulatory developments and an additional $15.0 million at the discretion of K2HV. Our obligations under the Loan Agreement are secured by a security interest in substantially all of our assets, other than certain intellectual property assets. The Loan Agreement includes customary affirmative and negative covenants, as well as standard events of default, including an event of default based on the occurrence of a material adverse event. The negative covenants include, among others, restrictions on us transferring collateral, incurring additional indebtedness, engaging in mergers or acquisitions, paying cash dividends or making other distributions, making investments, creating liens, selling assets and making any payment on subordinated debt, in each case subject to certain exceptions. These restrictive covenants could limit our flexibility in operating our business and our ability to pursue business opportunities that we or our stockholders may consider beneficial. In addition, K2HV could declare a default upon the occurrence of any event that it interprets could have a material adverse effect, as defined in the Loan Agreement. Upon the occurrence and continuance of an event of default, K2HV may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement. Any declaration by K2HV of an event of default could significantly harm our business and prospects and could cause the price of our common stock to decline. We may not have enough available cash or be able to raise additional funds through equity or debt financings to repay these outstanding obligations at the time any event of default occurs. Further, if we raise any additional capital through debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. The precise numbers of people with painful diabetic peripheral neuropathy, or DPN, fibromyalgia, post-traumatic stress disorder, or PTSD, Parkinson’s disease cognitive impairment, and dementia with Lewy bodies are unknown. Our projections of both the number of people who have these diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize our product candidates, and we may fail to do so for many reasons, including the following:

●	our product candidates may not successfully complete preclinical or clinical studies, including as a result of disruptions related to COVID-19;
●	a product candidate may, upon further study, be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
●	our competitors may develop therapeutics that render our product candidates obsolete or less attractive;
●	our competitors may develop platform technologies that render our platform technology obsolete or less attractive;
●	the product candidates that we develop, and our discovery platform may not be sufficiently covered by intellectual property for which we hold exclusive rights;
●	the market for a product candidate may change so that the continued development of that product candidate is no longer reasonable or commercially attractive;
●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all;
●	we may not be able to establish manufacturing capabilities or arrangements with third-party manufacturers for clinical and, if approved, commercial supply;
●	even if a product candidate obtains regulatory approval, we may be unable to establish sales and marketing capabilities, or successfully market such approved product candidate, to gain market acceptance; and

●	a product candidate may not be accepted as safe or effective by patients, the medical community or third-party payors, if applicable.

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

The nonclinical and clinical studies for our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States, and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must, among other requirements, demonstrate through preclinical studies and clinical studies that the product candidate is safe and effective for use in each target indication. Drug development is a long, expensive, and uncertain process, and delay or failure can occur at any stage of any of our clinical studies. This process can take many years and may include post-marketing studies and surveillance, which will require the expenditure of substantial resources. Of the large number of drugs in development in the United States, only a small percentage will successfully complete the FDA regulatory approval process and will be commercialized. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development and preclinical studies and clinical studies, we cannot assure you that any of our product candidates will be successfully developed or commercialized. Additionally, we have no experience advancing a product candidate to commercialization and have never completed an end-of-Phase 2 meeting for any product candidate. We cannot be sure that we are adequately prepared to guide the product candidates through the FDA regulatory approval process.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system, including painful DPN, fibromyalgia, PTSD, Parkinson’s disease cognitive impairment and LBD. Efforts by biopharmaceutical companies in the field of disorders of the brain and nervous system have seen limited successes in drug development. There are few effective therapeutic options available for patients with painful DPN, fibromyalgia, PTSD, or Parkinson’s disease cognitive impairment and LBD. Our future success is highly dependent on the successful development of our discovery platform technology and our product candidates for treating disorders of the brain and nervous system. Developing and, if approved, commercializing our product candidates for treatment of disorders of the brain and nervous system subjects us to a number of challenges, including engineering product candidates and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

There is no precise method of establishing the actual number of people with disorders of the brain and nervous system in any geography over any time period. We estimate that neuropathic pain affects approximately 30 million people in the United States, and approximately 8.5 million of those suffer from painful DPN and more than 8 million suffer from fibromyalgia. It is estimated that 6% of the adult population in the United States will develop PTSD in their lifetime and approximately 15 million adults have PTSD during a given year in the United States. We estimate that more than half of the approximately 1 million people with Parkinson’s disease in the United States suffer from either dementia or mild cognitive impairment. If the actual number of people with disorders of the brain and nervous system is lower than we believe, we may experience difficulty in enrolling subjects in our clinical studies, thereby delaying development of our product candidates.

We have experienced delays in subject enrollment as a result of a number of factors, including the COVID-19 pandemic and our enrollment criteria, in our painful DPN, fibromyalgia, PTSD, and Parkinson’s disease studies. For instance, there are a number of competing clinical studies targeting patient populations with PTSD, and if we are not able to recruit study sites or study participants as a result, our subject enrollment timelines may be delayed. We may continue to experience enrollment delays as a result of these or other factors in our ongoing clinical studies. If we are unable to successfully enroll subjects in a timely way for the clinical studies for our product candidates, our clinical studies could be significantly delayed, which could materially affect our financial condition and results of operations.

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

We do not know whether any of our ongoing or planned clinical studies will begin or be completed on schedule, if at all, as the commencement and completion of clinical studies can be delayed or prevented for a number of reasons, including, among others:

●	disruptions related to COVID-19;
●	the FDA or other regulatory bodies may not authorize us or our investigators to commence our planned clinical studies or any other clinical studies we may initiate, or may suspend our clinical studies, for example, through imposition of a clinical hold;
●	delays in filing or receiving clearance of additional investigational new drug, or IND, applications that may be required;

●	lack of adequate funding to continue our clinical studies and preclinical studies;
●	negative results from our ongoing preclinical studies;
●	delays in reaching or failing to reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and study sites;
●	inadequate quantity or quality of a product candidate or other materials necessary to conduct clinical studies, for example delays in the manufacturing of sufficient supply of finished drug product;
●	difficulties obtaining ethics committee or Institutional Review Board, or IRB, approval to conduct a clinical study at a prospective site or sites;
●	challenges in recruiting and enrolling subjects to participate in clinical studies, the proximity of subjects to study sites, eligibility criteria for the clinical study, including for example our strict enrollment criteria in certain of our studies, the nature of the clinical study protocol, the availability of approved effective treatments for the relevant disease, and competition from other clinical study programs for similar indications;
●	severe or unexpected drug related side effects experienced by subjects in a clinical study;
●	we may decide, or regulatory authorities may require us, to conduct additional clinical studies or abandon product development programs;
●	delays in validating, or inability to validate, any endpoints utilized in a clinical study;
●	the FDA may disagree with our clinical study design and our interpretation of data from clinical studies, or may change the requirements for approval even after it has reviewed and commented on the design for our clinical studies, including requiring us to conduct additional clinical studies;
●	reports from preclinical or clinical testing of other NMDAr-dependent therapies that raise safety or efficacy concerns; and
●	difficulties retaining subjects who have enrolled in a clinical study but may be prone to withdraw due to rigors of the clinical studies, lack of efficacy, side effects, personal issues, or loss of interest.

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical study, upon the recommendation of a data and safety monitoring board, or DSMB, overseeing the clinical study at issue, or other regulatory authorities due to a number of factors, including, among others:

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

Even if we receive marketing approval for our product candidates, regulatory authorities may still impose significant restrictions on our product candidates, indicated uses or marketing, or impose ongoing requirements for potentially costly post-approval studies. If any of our product candidates are approved, they will be subject to ongoing regulatory requirements, including for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, tracking and tracing, and submission of safety, efficacy, and other post-marketing information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical studies, and depends upon numerous factors, including the type, complexity, and novelty of the product candidates involved. As of May 26, 2021, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals; however, FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval inspection or an inspection of clinical sites is required and due to the COVID- 19 pandemic and travel restrictions FDA is unable to complete such required inspections during the review period. In 2020 and 2021, a number of companies announced receipt of complete response letters due to the FDA's inability to complete required inspections for their applications.

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

Although we do not currently have any products on the market, once we begin commercializing our products, we may be subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians, and others will play a primary role in the recommendation and prescription of our product candidates, if approved. Our future arrangements with third-party payors will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute our product candidates, if we obtain marketing approval. See section entitled “Business – Government regulation - Other Regulatory Matters” in this Annual Report on Form 10-K.

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale of pharmaceutical products.

The scope and enforcement of each of these laws is uncertain and subject to rapid change in the current environment of healthcare reform. Federal and state enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Ensuring business arrangements comply with applicable healthcare laws, as well as responding to possible investigations by government authorities, can be time- and resource-consuming, costly, and could divert our management’s attention from the business.

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

The collection, use, storage, disclosure, transfer, or other processing of personal data regarding individuals in the EEA, including personal health data, is subject to the EU General Data Protection Regulation, or GDPR, which became effective on May 25, 2018. The GDPR is wide-ranging in scope and imposes numerous requirements on companies that process personal data, including requirements relating to processing health and other sensitive data, obtaining consent of the individuals to whom the personal data relates, providing information to individuals regarding data processing activities, implementing safeguards to protect the security and confidentiality of personal data, providing notification of data breaches, and taking certain measures when engaging third-party processors. The GDPR also imposes strict rules on the transfer of personal data to countries outside the EEA, including the United States, and permits data protection authorities to impose large penalties for violations of the GDPR, including potential fines of up to €20 million or 4% of annual global revenues, whichever is greater. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations of the GDPR. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR increased our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities. Further to the United Kingdom’s (UK) exit from the EU on January 31, 2020, the GDPR ceased to apply in the UK at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the UK’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law (referred to as the “UK GDPR”). The UK GDPR and the UK Data Protection Act 2018 set out the UK’s data protection regime, which is independent from but aligned to the EU’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. Although the UK is regarded as a third country under the EU’s GDPR, the European Commission has now issued a decision recognizing the UK as providing adequate protection under the EU GDPR and, therefore, transfers of personal data originating in the EU to the UK remain unrestricted. Like the EU GDPR, the UK GDPR restricts personal data transfers outside the UK to countries not regarded by the UK as providing adequate protection. The UK government has confirmed that personal data transfers from the UK to the EEA remain free flowing.

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

In the United States and markets in other countries, patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment. Market acceptance and sales of our product candidates will depend on reimbursement policies and may be affected by healthcare reform measures. Our ability to successfully commercialize our product candidates will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels for those medications. Sales of our product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of our product candidates will be paid by health maintenance, managed care, pharmacy benefit and similar healthcare management organizations, or reimbursed by government health administration authorities, private health coverage insurers and other third-party payors. If coverage and adequate reimbursement is not available, or is available only to limited levels, we may not be able to successfully commercialize our product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow us to establish or maintain pricing sufficient to realize a sufficient return on our investment. See section entitled “Business – Government Regulation – Reimbursement” in this Annual Report on Form 10-K.

There is also significant uncertainty related to the insurance coverage and reimbursement of newly approved products and coverage may be more limited than the purposes for which the medicine is approved by the FDA or comparable foreign regulatory authorities. In the United States, the principal decisions about reimbursement for new medicines are typically made by CMS, an agency within the U.S. Department of Health and Human Services. CMS decides whether and to what extent a new medicine will be covered and reimbursed under Medicare and private payors tend to follow CMS to a substantial degree.

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

In both the United States and certain foreign jurisdictions, there have been a number of legislative and regulatory changes to the health care system that could impact our ability to sell our products profitably. Among policy-makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives. There have been, and likely will continue to be, legislative and regulatory proposals at the federal and state levels directed at broadening the availability of healthcare and containing or lowering the cost of healthcare. See section entitled “Business – Government regulation – Healthcare Reform” in this Annual Report on Form 10-K.

The continuing efforts of the government, insurance companies, managed care organizations and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect:

•the demand for any of our product candidates, if approved;

•the ability to set a price that we believe is fair for any of our product candidates, if approved;

•our ability to generate revenues and achieve or maintain profitability;

•the level of taxes that we are required to pay; and

•the availability of capital.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical and biologic products. We cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products and, as a result, they may not cover or provide adequate payment for our product candidates. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs.

We expect that the healthcare reform measures that have been adopted and may be adopted in the future, may result in more rigorous coverage criteria and in additional downward pressure on the price that we receive for any approved product and could seriously harm our future revenues. Any reduction in reimbursement from Medicare or other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products.

.

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

Pursuant to the research collaboration agreement, or Allergan Research Collaboration Agreement, we entered into with Allergan plc (now a subsidiary of AbbVie Inc.), or Allergan, pursuant to which we and Allergan received research, development, and commercial rights to compounds discovered using our discovery platform, during the license period for the relevant compounds are set forth in the Allergan Research Collaboration Agreement we may not alone, or with a third party, directly or indirectly engage in (a) the research or preclinical development of any compound or any product for the purpose of the treatment, prevention or diagnosis of any disorders or conditions in a specified field, which is defined as any therapeutic, prophylactic, or diagnostic use for certain delineated psychiatric or neurocognitive disorders or conditions, and which we refer to as Allergan’s Field, (b) the clinical development of any compound or any product for the treatment, prevention or diagnosis of any disorders and conditions in Allergan’s Field, or the manufacture of such compound or product for such purpose, or (c) the commercialization of any compound or any product labelled, or approved or licensed by any regulatory authority, for the treatment, prevention, or diagnosis of any disorders or conditions in Allergan’s Field, or the manufacture of such compound or product. By their terms, these field-related restrictions pertaining to Allergan’s license rights survive the expiration of the Allergan Research Collaboration Agreement and the exclusivity period set forth in the agreement. We are bound by a similar set of restrictions on our research, development, and commercialization activities with respect to compounds and products in Allergan’s Field under an asset contribution agreement that we entered into with Allergan in connection with Allergan’s acquisition of Naurex. Except with respect to compounds for which Allergan exercises its option under the Allergan Research Collaboration Agreement, Allergan is not precluded under the Allergan Research Collaboration Agreement or the asset contribution agreement from competing with us outside of Allergan’s Field. These exclusivity provisions may inhibit our development efforts and may materially harm our business, financial condition, results of operations, and prospects.

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

We do not have the ability to independently conduct clinical studies. We rely on medical institutions, clinical investigators, contract laboratories, and other third parties, such as CROs, to conduct clinical studies on our product candidates. We enter into agreements with third-party CROs to provide monitors for and to manage data for our ongoing clinical studies. We rely heavily on these parties for execution of clinical studies for our product candidates and control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing, and completion of these clinical studies and the management of data developed through clinical studies than would be the case if we were relying entirely upon our own staff. For instance, in June 2021, we announced that we had identified a statistical error made by our CRO in connection with our exploratory Phase 2a study of NYX-783 in patients with PTSD. Although based on the updated statistical analysis, we believe the error had no impact on the study conclusions, there is no guarantee a future error would not have more significant consequences. Communicating with outside parties can also be challenging, potentially leading to mistakes as well as difficulties in coordinating activities. Outside parties may:

●	experience business disruptions as a result of COVID-19, global economic conditions or political conflict;
●	have staffing difficulties;
●	fail to comply with contractual obligations;
●	experience regulatory compliance issues;
●	undergo changes in priorities or become financially distressed; or
●	form relationships with other entities, some of which may be our competitors.

These factors may materially adversely affect the willingness or ability of third parties to conduct our clinical studies and may subject us to unexpected cost increases that are beyond our control, including cost increases related to inflation and availability of qualified personnel. Nevertheless, we are responsible for ensuring that each of our clinical studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific requirements and standards, and our reliance on CROs does not relieve us of our regulatory responsibilities. We and our CROs are required to comply with regulations and guidelines, including Good Clinical Practices, or GCPs, for conducting, monitoring, recording, and reporting the results of clinical studies to ensure that the data and results are scientifically credible and accurate, and that the study patients are adequately informed of the potential risks of participating in clinical studies. These regulations are enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area and comparable foreign regulatory authorities for any products in clinical development. The FDA enforces GCP regulations through periodic inspections of clinical study sponsors, principal investigators and study sites. If we or our CROs fail to comply with applicable GCPs, the clinical data generated in our clinical studies may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical studies before approving our marketing applications. We cannot assure you that, upon inspection, the FDA will determine that any of our clinical studies comply with GCPs. In addition, our clinical studies must be conducted with product candidates produced under cGMP regulations and will require a large number of test patients. Our failure or the failure of our CROs to comply with these regulations may require us to repeat clinical studies, which would delay the regulatory approval process and could also subject us to enforcement action up to and including civil and criminal penalties.

Although we do design our clinical studies for our product candidates, CROs conduct all of the clinical studies. As a result, many important aspects of our drug development programs are outside of our direct control. In addition, the CROs may not perform all of their obligations under arrangements with us or in compliance with regulatory requirements, but we remain responsible and are subject to enforcement action that may include civil penalties and criminal prosecution for any violations of FDA laws and regulations during the conduct of our clinical studies. If the CROs do not perform clinical studies in a satisfactory manner, breach their obligations to us, or fail to comply with regulatory requirements, the development and commercialization of our product candidates may be delayed or our development program materially and irreversibly harmed. We cannot control the amount and timing of resources these CROs devote to our program or our clinical products. For instance, while all of our clinical trials are conducted within the United States, certain of our CROs have significant operations outside of the United States, and may be impacted by geopolitical volatility, potentially resulting in delays in our clinical trials conducted within the United States. If we are unable to rely on clinical data collected by our CROs, we could be required to repeat, extend the duration of, or increase the size of our clinical studies and this could significantly delay commercialization and require significantly greater expenditures.

One of our CROs conducts operations in Russia, although such CRO does not conduct any clinical studies for us outside the United States. To date, the CRO has not been impacted by the ongoing armed conflict between Russia and Ukraine or by the existing and announced United States, European or other sanctions against Russia. However, we cannot assure you that this will not change, and we continue to monitor the situation. If any of our CROs cease operations or if we are required to terminate our relationships with any CROs for any reason, we may experience the loss of follow-up information on patients enrolled in our ongoing clinical studies unless we are able to transfer the care of those patients to another qualified CRO. Further, if our relationship with any of our CROs is terminated, we may be unable to enter into arrangements with alternative CROs on commercially reasonable terms, or at all.

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

We do not control the manufacturing process of, and are completely dependent on, our contract manufacturers to comply with cGMPs for manufacture of both active drug substances and finished drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have no direct control over our contract manufacturers’ ability to maintain adequate quality control, quality assurance, and qualified personnel. Furthermore, all of our contract manufacturers are engaged with other companies to supply and/or manufacture materials or products for such companies, which exposes our manufacturers to regulatory risks for the production of such materials and products. For example, our product candidates are spiro-beta lactams which may require our manufacturers to manufacture them in specifically isolated facilities. If our contract manufacturers cannot successfully manufacture material, such as spiro-beta lactams, that conforms to our specifications and the strict regulatory requirements of the FDA or applicable foreign regulatory agencies, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. As a result, failure to satisfy the regulatory requirements for the production of those materials and products may affect the regulatory clearance of our contract manufacturers’ facilities generally. If the FDA or an applicable foreign regulatory agency determines now or in the future that these facilities for the manufacture of our product candidates are noncompliant, whether because of their current regulatory requirements or because of changes in their requirements, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates. Our reliance on contract manufacturers also exposes us to the possibility that they, or third parties with access to their facilities, will have access to and may appropriate our trade secrets or other proprietary information. We are also unable to predict how changing global economic conditions or potential global health concerns such as COVID-19 will affect our third-party suppliers and manufacturers. Any negative impact of such matters on our third-party suppliers and manufacturers may also have an adverse impact on our results of operations or financial condition.

As a result of supply chain disruptions and the rise of inflation, we have experienced increasing costs and supply shortages and delays that intensified during the second half of 2021, and which are continuing into 2022. Any performance failure on the part of our existing or future manufacturers could delay clinical development or marketing approval. We are also unable to predict how the ongoing COVID-19 pandemic may affect our third-party manufacturers, including any potential disruptions to our global supply chain. If our current contract manufacturers cannot perform as agreed, we may be required to replace such manufacturers, which we may not be able to do on reasonable terms, if at all, or manufacture the materials ourselves, for which we may not have the capabilities or resources. In either scenario, our clinical trials supply could be delayed significantly as we establish alternative supply sources.

We do not have long-term supply agreements in place with our contractors, and each batch of our product candidates is individually contracted under a quality and supply agreement. If we engage new contractors, such contractors must complete an inspection by the FDA and other applicable foreign regulatory agencies. If we are required to change contract manufacturers for any reason, we will be required to verify that the new contract manufacturer maintains facilities and procedures that comply with quality standards and with all applicable regulations. We may incur added costs and delays in identifying and qualifying any such replacement. We plan to continue to rely upon contract manufacturers and, potentially, collaboration partners to manufacture commercial quantities of our product candidates, if approved. Our current scale of manufacturing is adequate to support all of our needs for preclinical studies and clinical study supplies.

We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our product candidates.

We currently depend on single-source suppliers for our active ingredients used in, and processes required to develop, our product candidates. In particular, we rely on Sai to produce custom chemical synthesis of the compounds used in our product candidates such as spiro-beta lactam. We cannot ensure that our suppliers will remain in business, have sufficient capacity or supply to meet our needs, or that they will not be purchased by one of our competitors or another company that is not interested in continuing to work with us. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries. There are, in general, relatively few alternative sources of supply for substitute components. In particular, given our use of the compound spiro-beta lactam, Sai will need to comply with certain regulatory and contractual requirements which significantly limit our ability to find alternative sources of supply. There are a limited number of suppliers that have the requisite facilities that comply with the required regulatory standards, which may lead to a supply gap in the unexpected event that Sai is unable to provide our products. These new vendors may be unable or unwilling to meet our future demands for our clinical studies or commercial sale. Any disruption in supply from Sai or any other single-source supplier or service provider, including disruptions related to COVID-19, could lead to supply delays or interruptions which would damage our business, financial condition, results of operations, and prospects. If we have to switch to a replacement supplier, the manufacture and delivery of our compounds could be interrupted for an extended period, potentially delaying our clinical trials and adversely affecting our business.

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

Our reliance on single-source suppliers subjects us to a number of risks that could harm our reputation, business, and financial condition, including, among other things:

●	delays to the development timelines for our product candidates;
●	interruption of supply resulting from modifications to or discontinuation of a supplier’s operations, including as a result of the geopolitical situation in the supplier’s country;

●	delays in product shipments resulting from uncorrected defects, reliability issues, or a supplier’s variation in a component;
●	a lack of long-term supply arrangements for key components with our suppliers;
●	inability to obtain adequate supply in a timely manner, or to obtain adequate supply on commercially reasonable terms;
●	difficulty and cost associated with locating and qualifying alternative suppliers for our components in a timely manner;
●	production delays related to the evaluation and testing of products from alternative suppliers, and corresponding regulatory qualifications;
●	delay in delivery due to our suppliers prioritizing other customer orders over ours;
●	damage to our reputation caused by defective components produced by our suppliers;
●	increased cost of our warranty program due to product repair or replacement based upon defects in components produced by our suppliers; and
●	fluctuation in delivery by our suppliers due to changes in demand from us or their other customers.

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

Filing and prosecuting patent applications, and defending patents on product candidates in all countries and jurisdictions throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States could be less extensive than those in the United States, assuming that rights are obtained in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in and into the United States or other jurisdictions. In addition, the statutory deadlines for pursuing patent protection in individual foreign jurisdictions are based on the priority date of each of our patent applications and we may not timely file foreign patent applications. For many of the patent families that we own, the relevant statutory deadlines have not yet expired. Thus, for each of these patent families, we will need to decide whether and where to pursue protection outside the United States. For patent families relating to NYX-2925 and NYX-783 and NYX-458, we have chosen to pursue patent protection in only the United States, Mexico, Canada, and certain jurisdictions in Europe, Asia, Australia, and South America.

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

As of March 15, 2022, we had 40 full-time employees and no part-time employees. If any of our product candidates move into Phase 3 development or are submitted for or receive marketing approval, we may experience significant growth in the number of our employees and the scope of our operations. To manage our ongoing development and potential expansion, we must continue to implement and improve our managerial, operational, and financial systems, maintain or expand our facilities, and recruit and train additional qualified personnel. Due to our limited resources, we may not be able to effectively manage the expansion of our operations or recruit and train qualified personnel. This may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees, and reduced productivity among remaining employees. The physical expansion of our operations may lead to significant costs and may divert financial resources from other projects, such as the development of our product candidates. If our management is unable to effectively manage our expected development and expansion, or our existing systems are not strong enough to sustain institutional growth, our expenses may increase more than expected, our ability to generate or increase our revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize our product candidates, if approved, and compete effectively will depend, in part, on our ability to effectively manage the future development and expansion of our company.

Our future success depends on our ability to attract, retain, and motivate qualified personnel.

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

We are highly dependent on our management, scientific and medical personnel. Despite our efforts to retain valuable employees, members of our management, scientific, and development teams may terminate their employment with us on short notice. For instance, during the COVID-19 pandemic many companies experienced significant resignations by individuals leaving the labor market entirely. The loss of the services of any of our executive officers, other key employees and other scientific and medical advisors, and an inability to find suitable replacements could result in delays in product development and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice. Our success also depends on our ability to continue to attract, retain, and motivate highly skilled junior, mid-level, and senior managers as well as junior, mid-level, and senior scientific and medical personnel.

We may not be able to attract or retain qualified management and scientific personnel in the future due to the intense competition for a limited number of qualified personnel among biopharmaceutical, biotechnology, pharmaceutical, and other businesses. Many of the other pharmaceutical companies that we compete against for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than we do. They also may be located in a more appealing geographic location or provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high quality candidates than what we may be able to offer. We also experience competition for the hiring of scientific personnel from universities and research institutions. If we are unable to continue to attract and retain high quality personnel, the rate and success at which we can develop and commercialize product candidates will be limited. If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

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

As of December 31, 2021, we had federal and state net operating loss, or NOL, carryforwards of $252.1 million and $24.0 million, respectively. Of the $252.1 million federal NOL carryforwards, $184.8 million of gross NOLs are limited under Sec. 382 of the Internal Revenue Code of 1986 (“Section 382”), of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation, and $33.3 million will expire based on such limitations. Under Section 382, changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize NOL carryforwards and research and development tax credit carryforwards before they expire. During 2020, we performed a detailed analysis of historical and current Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $184.8 million of NOLs arising prior to our October 2020 secondary offering, we expect the entire remaining federal NOL carryforward will not be subject to limitations under Section 382. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 and have a material adverse effect on our results of operations in future years.

Unfavorable global conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets, including inflation or any recession, depression or other sustained adverse market event resulting from the spread of COVID-19. A global financial crisis can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis years ago, could result in a variety of risks to our business, including, weakened demand for our product candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. A period of hyperinflation could significantly increase the anticipated costs of our clinical trials. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.

In addition, general global unrest could disrupt the economy in the United States and around the world and could have a direct material adverse impact on certain industries and on general business activity. We have used and intend to continue to use contract manufacturing organizations outside of the United States to manufacture drug product and contract research organizations that operate outside of the United States to conduct our clinical trials within the United States, and we may in the future use contract research organizations to conduct clinical trials outside of the United States. A prolonged geopolitical crisis outside the United States, even in countries in which we do not operate, could impact our clinical trial timelines and drug supply and could as a result have a material adverse effect on our results of operations.

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

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, in part because our common stock had not been previously traded publicly prior to our IPO. For example, in the year ended December 31, 2021, our common stock’s sales price on The Nasdaq Global Select Market ranged from a low of $2.06 to a high of $4.73. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control.

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

Based on 67,715,718 shares outstanding as of March 15, 2022, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 43% of our voting stock. The existing holdings of our executive officers, directors, principal stockholders, and their affiliates, including investment funds affiliated with Bain Capital Life Sciences, Adams Street, and Longitude represent beneficial ownership, in the aggregate, of approximately 34% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, as of March 15, 2022, the holders of approximately 8,041,404 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

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

Our amended and restated bylaws provides that, unless we consent in writing to an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for any state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of or based on a breach of a fiduciary duty owed by any of our current or former directors, officers and employees to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws (including the interpretation, validity or enforceability thereof), or (iv) any action asserting a claim that is governed by the internal affairs doctrine in each case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein; provided, however, that this provision shall not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws further provide that, unless we consent in writing to an alternative forum, the United States District Court for the Northern District of Illinois will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. We have chosen the United States District Court for the Northern District of Illinois as the exclusive forum for such causes of action because our principal executive offices are located in Evanston, Illinois. In addition, our amended and restated bylaws provide that any person or entity purchasing or otherwise acquiring any interest in shares of our common stock is deemed to have notice of and consented to the foregoing provisions; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

These forum selection provisions may impose additional litigation costs on stockholders in pursuing any such claims. Additionally, these forum selection provisions may limit our stockholders’ ability to bring a claim in a judicial forum that they find favorable for disputes with us or our directors, officers or employees, which may discourage the filing of lawsuits against us and our directors, officers and employees, even though an action, if successful, might benefit our stockholders. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our federal forum provision. The federal forum provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid, and if the federal forum provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Court of Chancery of the State of Delaware and the United States District Court for the Northern District of Illinois may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

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

We have never declared or paid any cash dividend on our common stock and do not currently intend to do so in the foreseeable future. We currently anticipate that we will retain future earnings for the development, operation, and expansion of our business, and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, the terms of our Loan Agreement with K2HV preclude us from paying cash dividends. Therefore, the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the price at which you purchased them.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently have one location in Evanston, Illinois where we lease space. We lease a facility of approximately 16,519 square feet located at 909 Davis Street, Suite 600, Evanston, IL 60201. Our lease expires on August 31, 2022 and is subject to a five-year renewal period in accordance with the terms of the lease.

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

As of March 15, 2022, we had approximately 104 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Item 6. Reserved

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of nervous system disorders. We focus our efforts on targeting and modulating N-methyl-D-aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system. We believe leveraging the therapeutic advantages of the differentiated modulatory mechanism of our compounds will drive a paradigm shift in the treatment of disorders of the brain and nervous system. We are advancing a pipeline of distinct product candidates derived from our NMDAr modulator discovery platform, or the discovery platform. The following table summarizes the current status of our development programs as of the date of this Annual Report on Form 10-K.

NYX-2925 is in clinical development for the treatment of chronic pain. NYX-2925 is being evaluated in two Phase 2b studies in two chronic pain conditions: one study evaluating the efficacy and safety in 229 patients with painful diabetic peripheral neuropathy, or painful DPN, and the other study evaluating the efficacy and safety in 305 patients with fibromyalgia. NYX-783 is in clinical development for the treatment of post-traumatic stress disorder, or PTSD. Based on the findings from our previously completed exploratory Phase 2a study of NYX-783 in patients with PTSD, and following a Type C meeting with the U.S. Food and Drug Administration, we advanced NYX-783 into Phase 2b development. 50 mg NYX-783 is currently being evaluated in a Phase 2b study in 300 patients with PTSD. We expect to initiate a second Phase 2b study evaluating 150 mg NYX-783 in 300 patients with PTSD. NYX-458 is in clinical development for the treatment of cognitive impairment. NYX-458 is being evaluated in an exploratory Phase 2 study in approximately 100 patients with cognitive impairment associated with Parkinson’s disease or dementia with Lewy bodies.

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

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues to date have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues have offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations. Our research collaboration and development services agreements with Allergan have passed their contractual conclusions and we do not expect to receive any further revenues from these collaborations.

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

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales of our products, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan (now a subsidiary of AbbVie), under which the jointly funded research activities and option exercise period, including the associated payments by Allergan, came to their contractual conclusion in August 2020 and February 2021, respectively; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined short period of time following Allergan's acquisition of Naurex Inc. in 2015; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19;

●	future clinical study results;

●	the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;

●	clinical study enrollment rate or design;

●	the manufacturing of our product candidates;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	significant and changing government regulation;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	the timing and receipt of regulatory approvals, if any; and

●	the risks disclosed in the section entitled “Risk Factors” in this Annual Report.

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

Other income (expense), net

Other income (expense), net consists primarily of the interest income earned on our cash and cash equivalents and interest expense on our Loan Agreement, as well as changes in fair value of the derivative liability associated with our obligation to issue additional warrants in connection with subsequent draws under our Loan Agreement.

Results of operations

Comparison of years ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020 (in thousands):

	Year
	ended December 31,		Increase
	2021	2020	(Decrease)
Revenues:
Collaboration revenue	$1,000	$1,564	$(564)
Operating expenses:
Research and development	55,444	32,835	22,609
General and administrative	20,090	19,494	596
Total operating expenses	75,534	52,329	23,205
Loss from operations	(74,534)	(50,765)	23,769
Other income (expense), net	(352)	712	(1,064)
Net loss and comprehensive loss	$(74,886)	$(50,053)	$24,833

Collaboration revenue

Collaboration revenue was $1.0 million for the year ended December 31, 2021, compared to $1.6 million for the year ended December 31, 2020 and is attributable to the research collaboration with Allergan. The decrease is attributed to the jointly funded research activities and option exercise period under the research collaboration and the associated payments by Allergan coming to their contractual conclusions in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2021 and 2020 (in thousands):

	Year
	ended December 31,		Increase
	2021	2020	(Decrease)
NYX-2925	$31,500	$10,985	$20,515
NYX-783	4,892	6,690	(1,798)
NYX-458	5,886	3,367	2,519
Preclinical research and discovery programs	3,063	3,046	17
Personnel and related costs	10,103	8,747	1,356
Total research and development expenses	$55,444	$32,835	$22,609

Research and development expenses were $55.4 million for the year ended December 31, 2021, compared to $32.8 million for the year ended December 31, 2020. The increase of $22.6 million was primarily due to the following:

●	an increase of approximately $20.5 million related to enrollment in our two chronic pain studies of NYX-2925 – resulting from our commencement in September 2020 of study activities in our Phase 2b clinical study in patients with fibromyalgia and in January 2021 of study activities in our Phase 2b clinical study in patients with painful DPN; and
●	an increase of approximately $2.5 million related to the temporary suspension in March 2020 and recommencement in April 2021 of our Phase 2 exploratory study of NYX-458 for the treatment of Parkinson’s disease cognitive impairment and Lewy body dementia; offset by
●	a decrease of approximately $1.8 million in clinical, regulatory, and drug product costs related to the ongoing development of NYX-783 due to the conclusion of the Phase 2 PTSD study in October 2020 offset by initiation of two Phase 2b PTSD studies commencing in December 2021 and by the end of the first quarter 2022.

General and administrative expenses

General and administrative expenses were $20.1 million for the year ended December 31, 2021, compared to $19.5 million for the year ended December 31, 2020.

Other income (expense), net

We recorded $0.4 million of other expense and $0.7 million of other income for the years ended December 31, 2021 and 2020, respectively. This change was primarily driven by a decrease in interest income earned on our cash and cash equivalents and an increase in interest expense on our Loan Agreement that was executed in September 2021.

Liquidity and capital resources

From our inception through December 31, 2021, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

On June 25, 2018, we completed our IPO, pursuant to which we issued and sold 7,359,998 shares of our common stock at a price of $16.00 per share, which included 959,999 shares sold pursuant to the exercise of the underwriters’ option to purchase additional shares. We received $106.5 million of proceeds, net of underwriting discounts and commissions and other offering expenses.

On July 1, 2019, we entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $24.0 million under an “at the market” offering program (the “2019 ATM Offering”). The 2019 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. To date, we have sold an aggregate of 5,120,940 shares under the 2019 ATM Offering at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses, including 3,629,458 shares for net proceeds of $14.5 million during the year ended December 31, 2021.

On September 16, 2021, we entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen pursuant to which we may offer and sell shares of our common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2021 ATM Offering”) and which supersedes the 2019 Sales Agreement and 2019 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. To date, no shares of common stock have been issued and sold pursuant to the 2021 Sales Agreement.

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

On September 15, 2021, we entered into a loan and security agreement with K2 HealthVentures LLC, or Loan Agreement. The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time we entered into the Loan Agreement and $10.0 million of which was funded in March 2022. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 7.95% and (ii) the prime rate as published in the Wall Street Journal, plus 4.70%. We are required to make monthly interest-only payments through September 2023. If we elect to draw the third tranche, the interest-only period is extended through October 2024. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in September 2025. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 6.45% of the loans borrowed. We have the option to prepay the loans in whole, subject to a prepayment fee of 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. We are obligated to pay a loan origination fee of 0.8% of each term loan that is funded under the Loan Agreement. The Loan Agreement also restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others.

As of December 31, 2021, we had cash and cash equivalents of $106.1 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of December 31, 2021 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended
	December 31,
	2021	2020
Net cash provided by (used in):
Operating activities	$(63,425)	$(42,356)
Investing activities	121	(214)
Financing activities	28,326	84,675
Net (decrease) increase in cash, cash equivalents and restricted cash	$(34,978)	$42,105

Operating activities

For the year ended December 31, 2021, compared to the same period in 2020, the $21.1 million increase in net cash used in operating activities was primarily due to a $24.8 million increase in our net loss year over year, driven mostly by higher research and development expenses, offset by a decrease in the use of cash of $3.7 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs.

Investing activities

For the year ended December 31, 2021, compared to the same period in 2020, the $0.3 million increase in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021 offset by purchases of laboratory equipment in 2020.

Financing activities

For the year ended December 31, 2021, compared to the same period in 2020, the $56.3 million decrease in net cash provided by financing activities was primarily due to $78.5 million and $5.7 million of net proceeds received from our January and October 2020 follow-on public offerings and our 2019 ATM Offering, net of underwriting discounts and commissions and other offering expenses, compared to $14.6 million of net proceeds received from our 2019 ATM Offering in January 2021, net of underwriting discounts and commissions and other offering expenses, and $14.6 million of net proceeds received from our Loan Agreement.

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

The fair value of our common stock is determined based on the quoted market price of our common stock. Prior to our IPO, the estimates in determining our stock-based compensation valuations were highly complex and subjective, and since our stock was not publicly traded, our board of directors estimated the fair value of our common stock at various dates, with input from management, considering our then most recently available third-party valuations of common stock and its assessment of additional objective and subjective factors that it believed were relevant and which may have changed from the date of the most recent valuation through the date of the grant. The grant date fair value of our options is determined using the Black-Scholes option-pricing model. The expected volatility for our options granted is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry which includes the historical volatility of our stock since the IPO. The expected term of our options has been determined utilizing the “simplified method” for awards that qualify as “plain-vanilla” options. The risk-free interest rate is determined by reference to the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award. Expected dividend yield is based on the fact that we have never paid cash dividends and do not expect to pay any cash dividends in the foreseeable future.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page 128.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The names and certain biographical information about our directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Class I Directors (Term Expires at 2022 Annual Meeting)

Gilmore O’Neill, M.B., M.M.Sc. has served as a member of our board of directors since October 2021. From June 2018 to November 2021, Dr. O’Neill served as Chief Medical Officer of Sarepta Therapeutics, Inc. (SRPT). Prior to this appointment, Dr. O’Neill served as the Senior Vice President, Late Stage Clinical Development of Biogen Inc. from November 2016 to June 2018. At Biogen, Dr. O’Neill also served as Senior Vice President, Drug Innovation Units from October 2015 to November 2016. From June 2014 to October 2015, Dr. O’Neill served as Vice President, MS Franchise & Head, Multiple Sclerosis R&D at Biogen. Prior to this role, Dr. O’Neill served in numerous roles at Biogen since he joined the company in April 2003, including Vice President, Global Neurology Clinical Development, Vice President, Global Late Stage Clinical Development and Vice president, Experimental Neurology (Early Stage). Dr. O’Neill serves on the board of directors of the Massachusetts Biotechnology Council (MassBio). Dr. O’Neill received a Bachelor of Medicine degree from University College Dublin and a Master of Medical Sciences degree from Harvard University. We believe Dr. O’Neill’s experience in the pharmaceutical industry makes him well qualified to serve as a member of our board of directors.

Norbert G. Riedel, Ph.D., has served as a member of our board of directors since June 2015 and as our Executive Chairman since January 2022. Dr. Riedel previously served as our Chief Executive Officer since June 2015. Before serving as our Chief Executive Officer, Dr. Riedel served as Chief Executive Officer and President of Naurex Inc., our predecessor company, from January 2014 to July 2015. From 2001 to January 2013, he served as Corporate Vice President and Chief Scientific Officer of Baxter International Inc., a diversified healthcare company, where from 1998 to 2001, he also served as President and General Manager of the recombinant therapeutic proteins business unit and Vice President of Research and Development of the bioscience business unit. From 1996 to 1998, Dr. Riedel served as head of worldwide biotechnology and worldwide core research functions at Hoechst Marion Roussel, now Sanofi, a global pharmaceutical company. Dr. Riedel serves on the board of directors of Jazz Pharmaceuticals plc, Eton Pharmaceuticals, Inc., Cerevel Therapeutics, Inc., and the Illinois Biotechnology Innovation Organization and is also a member of the Austrian Academy of Sciences. Dr. Riedel is an Adjunct Professor at Boston University School of Medicine and an Adjunct Professor of Medicine at Northwestern University’s Feinberg School of Medicine. Dr. Riedel previously served as an associate professor of medicine at Boston University School of Medicine and a visiting associate professor at the Massachusetts Institute of Technology. Dr. Riedel holds a Diploma in biochemistry and a Ph.D. in biochemistry from the University of Frankfurt. We believe Dr. Riedel is qualified to serve on our board because of the significant scientific, drug discovery and development, and commercial expertise he brings to our board of directors.

Rachel Sherman, M.D., M.P.H., has served as a member of our board of directors since August 2019. Dr. Sherman is a renowned expert in medical policy who served at the FDA for nearly 30 years until her retirement early in 2019. Most recently at the FDA, Dr. Sherman was the principal deputy commissioner — the commissioner’s most senior policy advisor and the agency’s highest position not politically appointed. Dr. Sherman held this position from 2017 until her retirement. Additional senior-level roles she held while at the FDA included deputy commissioner for Medical Products and Tobacco in the Office of the Commissioner and director of the Office of Medical Policy in the Center for Drug Evaluation and Research (CDER). During her time with the Agency, Dr. Sherman played lead roles in numerous policy and organizational initiatives credited with enhancing product development and facilitating patient access to innovative medicines, including expedited drug development and breakthrough therapy designation programs as well as the Opioid Policy Steering Committee. Dr. Sherman is currently president of Rachel Sherman Partners LLC, a drug development, regulatory, and policy consulting firm she founded in 2019 following her retirement from the FDA. She also serves as a clinical lecturer at Harvard Pilgrim Health Care Institute and as a senior policy fellow at Duke University’s Margolis Center for Health Policy. Dr. Sherman received an A.B. in mathematics from Washington University (St. Louis), an M.D. from Mount Sinai School of Medicine, and an M.P.H. from The School of Hygiene and Public Health at Johns Hopkins University. We believe Dr. Sherman is qualified to serve on our board due to her expertise in medical policy and her past experience at the FDA.

Class II Directors (Term Expires at 2023 Annual Meeting)

Patrick G. Enright has served as a member of our board of directors since May 2016. Since 2007, Mr. Enright has served as a Managing Director of Longitude Capital, a venture capital firm, of which he is a founder. From 2002 through 2006, Mr. Enright was a Managing Director of Pequot Ventures, a venture capital investment firm, where he co-led the life sciences investment practice. Mr. Enright also has significant life sciences operations experience including senior executive positions at Valentis, Boehringer Mannheim (acquired by Roche) and Sandoz (now known as Novartis). Mr. Enright currently serves on the boards of Jazz Pharmaceuticals (JAZZ) and several privately held companies, as well as the National Venture Capital Association (NVCA). Selected prior board memberships include Aimmune (AIMT, acquired by Nestlé) and Vaxcyte (PCVX). Mr. Enright received a B.S. in Biological Sciences from Stanford University and an M.B.A. from the Wharton School of the University of Pennsylvania. We believe Mr. Enright is qualified to serve on our board due to his experience as a venture capital investor focused on life sciences companies and his past work in the pharmaceutical industry.

Adam M. Koppel, M.D., Ph.D., joined our board of directors in December 2017. Dr. Koppel rejoined Bain Capital in 2016 as a Managing Director of Bain Capital Life Sciences. He had initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period mid-2014 to mid 2016, Dr. Koppel worked at Biogen, Inc. where he served as executive vice president of corporate development and chief strategy officer. Prior to joining Bain Capital Public Equity in 2003, Dr. Koppel was an associate principal at McKinsey & Co in New Jersey where he served a variety of healthcare companies. Dr. Koppel currently serves on the board of directors of BCLS Acquisition Corp. Cerevel Therapeutics Holdings, Inc., Dicerna Pharmaceuticals, Inc., Foghorn Therapeutics, Inc. and Solid BioSciences, Inc. Dr. Koppel previously served on the board of directors of Trevena, Inc., PTC Therapeutics, Inc.

and Viacyte, Inc. Dr. Koppel received an M.D. and Ph.D. in neuroscience from the University of Pennsylvania School of Medicine, as well as an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and Science. We believe that Dr. Koppel’s background as an executive officer, director and venture capital investor in biopharmaceutical companies, as well as his scientific and medical background, provide him with the qualifications and skills to serve as a member of our board of directors.

Joan W. Miller, M.D., joined our board of directors in May 2021. Dr. Miller currently serves as the David Glendenning Cogan Professor of Ophthalmology and has served as the Chair of the Department of Ophthalmology at Harvard Medical School since October 2003. Dr. Miller also serves as Chief of Ophthalmology at both Massachusetts Eye and Ear and Massachusetts General Hospital. Dr. Miller is also a member of the National Academy of Medicine, a Gold Fellow of the Association for Research in Vision and Ophthalmology (ARVO) and has served on scientific advisory boards across the biopharmaceutical industry. Dr. Miller earned an S.B. in life sciences from the Massachusetts Institute of Technology and an M.D. from Harvard Medical School. She subsequently completed residency training in ophthalmology followed by a vitreoretinal clinical fellowship at Massachusetts Eye and Ear, Harvard Medical School. We believe Dr. Miller is qualified to serve on the board of directors based on her extensive experience within the life sciences industry.

Class III Directors (Term Expires at 2024 Annual Meeting)

Henry O. Gosebruch joined our board of directors in May 2019. Since 2015, Mr. Gosebruch has served as executive vice president and chief strategy officer at AbbVie, a global biopharmaceutical company. As a member of AbbVie’s Executive Team, he is responsible for corporate strategy, business development and acquisitions, search and evaluation, alliance management, early-stage collaborations, and the company’s corporate strategic venture capital arm, AbbVie Ventures. Prior to joining AbbVie, Mr. Gosebruch spent more than 20 years as a member of J.P. Morgan’s North American M&A Group, most recently as its co-head. Mr. Gosebruch currently serves as a member of the Advisory Board for the Life Sciences & Management Program at the University of Pennsylvania. Mr. Gosebruch graduated from the Wharton School at the University of Pennsylvania. We believe Mr. Gosebruch’s experience in the pharmaceutical industry makes him well qualified to serve as a member of our board of directors.

Elisha “Terry” P. Gould III has served as a member of our board of directors since May 2016. Mr. Gould is currently a Partner at Adams Street Partners, LLC, a global private equity firm, and has been employed by Adams Street Partners or its predecessor organizations since 1994. Since 2014, Mr. Gould has served on the board of directors of Corvus Pharmaceuticals, Inc. and in the past five years, he has also served on the board of directors of OncoMed Pharmaceuticals, Inc. He also currently serves on the board of directors of several private companies. Mr. Gould received an A.B. in Engineering Science from Dartmouth College and an M.B.A. from the Stanford University Graduate School of Business. We believe Mr. Gould’s experience in the venture capital industry and as director of a pharmaceutical company provides him with the qualifications and skills to serve as a member of our board of directors.

Robert J. Hombach has served as a member of our board of directors since May 2018. Mr. Hombach is the retired Executive Vice President, Chief Financial Officer and Chief Operations Officer of Baxalta Inc., a biopharmaceutical company, a position he held from July 2015 until the acquisition of Baxalta by Shire plc in June 2016. Baxalta was spun off from its parent, Baxter International Inc., in July 2015, where Mr. Hombach served as Vice President and Chief Financial Officer from June 2010 until the Baxalta spin-off. Mr. Hombach began his career at Baxter in 1989 and served in a number of roles there, including as Vice President of Finance EMEA from 2004 to 2007 and Treasurer from 2007 to 2010. Mr. Hombach currently serves on the board of directors of BioMarin Pharmaceutical Inc. and CarMax Inc. Mr. Hombach earned a B.S. from the University of Colorado and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Hombach is qualified to serve on our board due to his extensive experience in finance and accounting, capital markets, and managing large biotechnology and pharmaceutical organizations.

Andrew Kidd, BM BCh, has served as a member of our board of directors and our Chief Executive Officer since January 2022. Mr. Kidd previously served as our Chief Commercial Officer from November 2017 to March 2019, as our Chief Operating Officer as of March 2019, and as our President and Chief Operating Officer since December 2020. He was previously at Baxter International for over ten years, most recently as senior vice president of strategy and business development. Prior to that he held a number of commercial leadership positions including general manager of Baxter Canada, global franchise head for surgical care, and general manager of U.S. anesthesia and cardiovascular. Before joining Baxter, he worked at The Boston Consulting Group both in London and then Chicago focused on pharmaceutical and other healthcare clients. Mr. Kidd received a BM BCh medical degree from the University of Oxford and a B.A. in medical sciences from the University of Cambridge. Mr. Kidd brings significant scientific, drug discovery and development, and commercial expertise to our board of directors.

Executive Officers; Directors

The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of March 15, 2022, years of tenure on our board of directors.

Name	Positions and Offices Held with Aptinyx	Years Tenure	Director Since	Age
Patrick G. Enright	Lead Independent Director	6	2016	60
Henry O. Gosebruch	Director	3	2019	49
Terry Gould	Director	7	2015	65
Robert J. Hombach	Director	4	2018	56
Adam M. Koppel	Director	5	2017	52
Joan W. Miller	Director	1	2021	63
Gilmore O’Neill	Director	1	2021	58
Rachel E. Sherman	Director	3	2019	64
Norbert G. Riedel	Director and Executive Chairman	7	2015	64
Andrew Kidd	Director and Chief Executive Officer	1	2022	46

The following table identifies our executive officers, other than as otherwise noted above, and sets forth their current positions and years of tenure at Aptinyx, their ages as of March 23, 2022, and certain other demographic information.

Name	Positions and Offices Held with Aptinyx	Years Tenure	Officer Since	Age	Gender	Race / Ethnicity
Ashish Khanna	Chief Financial Officer and Chief Business Officer	7	2015	46	Male	Asian

Ashish Khanna has served as our Chief Business Officer since July 2015 and as our Chief Financial Officer since February 2018. He was previously Vice President of Corporate Development at Naurex and managed its financing and transaction efforts between 2010 and 2015, culminating in the company’s acquisition by Allergan plc. Prior to Naurex, Mr. Khanna served as Director of Business Development at Vanda Pharmaceuticals. He was formerly a member of the cardiology strategic marketing team at Cordis Corporation, a Johnson & Johnson company. Earlier, Mr. Khanna was a strategy consultant with the Palladium Group and with the Strategic Advisory Services practice of Ernst & Young (now Capgemini). He serves on the board of directors of the Illinois Biotechnology Innovation Organization. Mr. Khanna received a B.S. and B.A.S. from the University of Pennsylvania, as well as an M.B.A. from the Wharton School.

There are no family relationships among any of our directors or executive officers.

Director Independence

Applicable Nasdaq Stock Market LLC, or Nasdaq, rules require a majority of a listed company’s board of directors be comprised of independent directors within one year of listing. In addition, the Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent, that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act and that compensation committee members satisfy independence criteria set forth in Rule 10C-1 under the Exchange Act. Under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors based upon the recommendation of the nominating and corporate governance committee, that person does not have a relationship which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries. In addition, in affirmatively determining the independence of any director who will serve on a company’s compensation committee, Rule 10C-1 under the Exchange Act requires that a company’s board of directors must consider all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including: the source of compensation to the director, including any consulting, advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Our board of directors has determined that all members of the board of directors, except Dr. Riedel and Mr. Kidd, are independent directors, including for purposes of the rules of Nasdaq and the SEC. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock. There are no family relationships among any of our directors or executive officers. Dr. Riedel is not an independent director under these rules because he was an executive officer of the Company in 2021, and Mr. Kidd is not an independent director under these rules because he is currently an executive officer of the Company.

Board Committees

Our board of directors has established an audit committee, a compensation and management development committee, a nominating and corporate governance committee, and a science and medicine committee. The table below shows the current chairs and members of each standing committee and the independence status of each board member.

Name	Independent	Audit	Compensation	Governance	Science and Medicine
Patrick G. Enright	√	•
Henry O. Gosebruch	√	•	•		•
Terry Gould	√		•
Robert J. Hombach	√	Chair
Adam M. Koppel	√		Chair	•	•
Joan W. Miller.	√			•	Chair
Gilmore O’Neill.	√				•
Rachel E. Sherman	√			Chair	•
Norbert G. Riedel
Andrew Kidd

Each committee operates under a written charter that each committee reviews and reassesses at least annually. A current copy of the charter for each committee is posted on the corporate governance section of our website, www.ir.aptinyx.com/corporate-governance/documents-charters. In addition, from time to time our board of directors may establish ad hoc committees.

Audit Committee

Mr. Enright, Mr. Gosebruch, and Mr. Hombach currently serve on the audit committee, which is chaired by Mr. Hombach. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Hombach as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2021, the audit committee met four times. The report of the audit committee is included in this proxy statement under “Report of the Audit Committee.” The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	reviewing the overall audit plan with our independent registered public accounting firm and members of management responsible for preparing our financial statements;
•

reviewing and discussing with management and our independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;
•

recommending based upon the audit committee’s review and discussions with management and our independent registered public accounting firm whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;
•	preparing the audit committee report required by SEC rules to be included in our annual proxy statement;
•	reviewing all related person transactions for potential conflict of interest situations and approving all such transactions; and
•	discussing earnings press releases and financial information and earnings guidance provided to analysts and rating agencies.

All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee.

Compensation and Management Development Committee

Mr. Gosebruch, Mr. Gould, and Dr. Koppel serve on the compensation and management development committee, which is chaired by Dr. Koppel. Our board of directors has determined that each member of the compensation and management development committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2021, the compensation and management development committee met five times. The compensation and management development committee’s responsibilities include:

•	annually reviewing and recommending to the board of directors corporate goals and objectives relevant to the compensation of our chief executive officer;
•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and recommending to the board of directors the compensation of our chief executive officer;
•	reviewing and approving the compensation of our other executive officers;

•	reviewing and making recommendations to the board of directors with regard to the grant of equity-based awards and the size of equity-based plans;
•	overseeing compensation of senior management;
•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;
•	retaining and approving the compensation of any compensation advisors;
•	reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;
•	evaluating and making recommendations to the board of directors about director compensation;
•	preparing the compensation and management development committee report required by SEC rules, if and when required, to be included in our annual proxy statement;
•	reviewing and reassessing the adequacy of the compensation and management development committee’s charter;
•	performing periodic evaluations of the compensation and management development committee and report results to the board of directors;
•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and
•	reviewing and discussing with the board of directors corporate succession plans for our chief executive officer and our other key officers.

Nominating and Corporate Governance Committee

Dr. Koppel, Dr. Miller, and Dr. Sherman currently serve on the nominating and corporate governance committee, which is chaired by Dr. Sherman. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2021, the nominating and corporate governance committee held two meetings. The nominating and corporate governance committee’s responsibilities include:

•	developing and recommending to the board of directors criteria for board and committee membership;
•	establishing procedures for recommending, identifying and evaluating board of director candidates, including nominees recommended by stockholders;
•	recommending to the board of directors, and annually reassessing, criteria for board and committee membership;
•

reviewing and identifying individuals proposed to become members of the board of directors or the board’s committees based on the criteria approved by the board of directors and all facts and circumstances that it deems appropriate, including, among other things, the skills of the proposed candidate, relevant business experience, and independence determination;

•	recommending to the board of directors the persons to be nominated for election as directors and to each of the board’s committees;
•	developing and recommending to the board of directors a code of business conduct and ethics and a set of corporate governance guidelines; and
•	overseeing the evaluation of our board of directors and management.

The nominating and corporate governance committee considers candidates for our board of directors suggested by its members and the Chief Executive Officer. Additionally, in selecting nominees for directors, the nominating and corporate governance committee will review candidates recommended by stockholders in the same manner and using the same general criteria as candidates recruited by the committee or recommended by our board of directors. Any stockholder who wishes to recommend a candidate for consideration by the committee as a nominee for director should follow the procedures described later in this proxy statement under the heading “Stockholder Proposals.” The nominating and corporate governance committee will also consider whether to nominate any person proposed by a stockholder in accordance with the provisions of our bylaws relating to stockholder nominations as described later in this proxy statement under the heading “Stockholder Proposals.”

Science and Medicine Committee

Mr. Gosebruch, Dr. Koppel, Dr. Miller, Dr. O’Neill, and Dr. Sherman currently serve on the science and medicine committee, which is chaired by Dr. Miller. During the fiscal year ended December 31, 2021, the science and medicine committee held one meeting. The science and medicine committee’s responsibilities include:

•	reviewing, evaluating, and advising the board of directors and management, as appropriate, regarding scientific and medical matters around which management can benefit from the committee’s expertise;
•	reviewing and making recommendations to the board of directors on our internal and external investments and technology platforms for development;
•

reviewing, evaluating and advising the board of directors regarding the quality, direction, strategy and competitiveness of our research and development programs and pipeline, including any new potential therapeutic area opportunities; and

•	identifying and discussing new and emerging trends in pharmaceutical and biotechnological science, technology and regulation.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located at https://ir.aptinyx.com/governance/governance-documents-and-charters/default.aspx. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16 Delinquency

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons holding more than 10% of our common stock to report their initial ownership of the common stock and other equity securities and any changes in that ownership in reports that must be filed with the SEC. The SEC has designated specific deadlines for these reports, and we must identify in this proxy statement those persons who did not file these reports when due. The following reports were not filed on a timely basis:

(1) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on May 7, 2021 to purchase 80,000 shares of our common stock made to Joan W. Miller, which were filed on May 12, 2021 and (2) Statements of Changes in Beneficial Ownership on Form 4 reporting grants of stock options made on December 2, 2021 to purchase 800,000 shares of our common stock made to Andrew Kidd and 475,000 shares of our common stock made to Norbert Riedel, which were filed on December 7, 2021. Other than with respect to these reports, and based solely on a review of reports furnished to us or written representations from reporting persons, we believe all directors, executive officers, and 10% owners timely filed all reports regarding transactions in our securities required to be filed during the fiscal year ended December 31, 2021 by Section 16(a) under the Exchange Act.

Item 11. Executive Compensation.

Director Compensation

Our board of directors adopted and maintains a non-employee director compensation policy, which is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee will be paid cash and equity compensation.

The table below shows all compensation paid to our non-employee directors during 2021, which was paid pursuant to our non-employee director policy described below. Dr. Riedel, our executive chairman, and Mr. Kidd, our chief executive officer, do not receive any compensation for their services as directors and, consequently, are not included in this table. The compensation received by Dr. Riedel and Mr. Kidd during 2021 is set forth in the section of this Annual Report captioned “Executive Compensation — Summary Compensation Table.”

Name	Fees Paid In Cash ($)	Option Awards ($) (1)	Total ($)
Patrick G. Enright(2)	76,354	77,178	153,532
Henry O. Gosebruch(3)	50,646	77,178	127,824
Elisha P. Gould III(4)	40,000	77,178	117,178
Robert J. Hombach(5)	51,250	77,178	128,428
Adam M. Koppel(6)	50,396	77,178	127,574
Joan W. Miller(7)	26,877	234,779	261,656
Gilmore O'Neill(8)	7,433	138,069	145,502
Rachel E. Sherman(9)	44,396	77,178	121,574

(1)	Amounts shown reflect the grant date fair value of option awards granted during 2021. The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. See Note 13 to the financial statements included in this annual report regarding assumptions we made in determining the fair value of option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the director upon exercise of the options. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full.
(2)	For Mr. Enright, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Mr. Enright held 172,205 outstanding options, of which 155,538 were vested as of such date.
(3)

For Mr. Gosebruch, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Mr. Gosebruch held 193,990 outstanding options, of which 166,211 were vested as of such date.

(4)

For Mr. Gould, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Mr. Gould held 158,867 outstanding options, of which 142,200 were vested as of such date.

(5)

For Mr. Hombach, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Mr. Hombach held 204,834 outstanding options, of which 184,390 were vested as of such date.

(6)

For Dr. Koppel, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Dr. Koppel held 143,837 outstanding options, of which 127,170 were vested as of such date.

(7)

For Dr. Miller, amounts in the “Fees Paid in Cash” column represent cash retainer fees earned in 2021 which were pro-rated baed on the date Dr. Miller joined our board and amounts in the “Option Awards” column represent 80,000 options granted on May 6, 2021 at an exercise price of $2.54 per share, which vest over a three-year period with one-third of the options vesting on the first anniversary of the date of grant and the remaining two-thirds vesting in ratable monthly installments and 40,000 options granted on May 27, 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Dr. Miller held 120,000 outstanding options, of which 23,333 were vested as of such date.

(8)

For Dr. O’Neill, amounts in the “Fees Paid in Cash” column represent cash retainer fees earned in 2021 which were pro-rated baed on the date Dr. O’Neill joined our board and amounts in the “Option Awards” column represent 80,000 options granted in October 2021 at an exercise price of $2.26 per share, which vest over a three-year period with one-third of the options vesting on the first anniversary of the date of grant and the remaining two-thirds vesting in ratable monthly installments. As of December 31, 2021, Dr. O’Neill held 80,000 outstanding options, of which none were vested as of such date.

(9)

For Dr. Sherman, amounts in the “Option Awards” column represent 40,000 options granted in May 2021 at an exercise price of $2.59 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2021, Dr. Sherman held 160,000 outstanding options, of which 125,554 were vested as of such date.

Under our director compensation policy we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member (including, for the Science and Medicine Committee, service following the establishment of that committee in August 2021). The chairperson of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors.

The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer
Board of Directors:
All nonemployee members	$35,000
Additional retainer for Non-Executive Chairperson of the Board	$30,000
Audit Committee:
Chairperson	$15,000
Non-Chairperson members	$7,500
Compensation and Management Development Committee:
Chairperson	$10,000
Non-Chairperson members	$5,000
Nominating and Corporate Governance Committee:
Chairperson	$8,000
Non-Chairperson members	$4,000
Science and Medicine Committee:
Chairperson	$8,000
Non-Chairperson members	$4,000

We also reimburse our non-employee directors for reasonable travel and out-of-pocket expenses incurred in connection with attending our board of director and committee meetings.

In addition to the cash retainers, we also provide our non-employee directors with stock option awards. Specifically, we grant each new non-employee director elected to our board of directors an initial, one-time stock option award to purchase 80,000 shares of our common stock, which vests over a three-year period with one-third of the option shares vesting on the first anniversary of the date of grant and the remaining two-thirds vesting in ratable monthly installments, subject to the director’s continued service as a director through such vesting date. On the date of each annual meeting of our stockholders, we grant each continuing non-employee director, other than a director receiving an initial award, an annual equity award in the form of a stock option to purchase 40,000 shares of common stock, which vests in ratable monthly installments over one year from the date of grant, subject to the director’s continued service as a director through such vesting date. In February 2022, we amended the non-employee director compensation policy to provide that at the time a new director is granted an initial award, such director will also receive an annual equity award prorated for the portion of the year remaining. All stock options granted to directors have a per share exercise price equal to the Fair Market Value (as defined in our 2018 Stock Option and Incentive Plan) of our common stock on the date of grant.

Executive Compensation

Our named executive officers for the year ended December 31, 2021 include:

•	Norbert G. Riedel, Ph.D., our executive chairman and former chief executive officer;
•	Andrew Kidd, our president and chief executive officer and formerly our president and chief operating officer; and

• Ashish Khanna, our chief financial officer and chief business officer.

Effective January 1, 2022, pursuant to a leadership transition plan, Dr. Riedel transitioned from his role as our chief executive officer to the role of executive chairperson and Mr. Kidd transitioned from his role as president and chief operating officer to the role of president and chief executive officer.

Summary Compensation Table

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(1)	Non-Equity Incentive Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Norbert G. Riedel, Ph.D. Executive Chairman and former Chief Executive Officer	2021	523,946	3,017,869	315,901	11,600	3,869,315
	2020	508,685	1,290,416	306,700	11,400	2,117,201
Andrew Kidd President and Chief Executive Officer	2021	437,167	2,448,625	236,844	11,600	3,134,236
	2020	390,557	1,480,979	192,409	11,400	2,075,345
Ashish Khanna Chief Financial Officer and Chief Business Officer	2021	399,271	904,127	192,887	11,600	1,507,885
	2020	383,325	474,873	185,467	11,400	1,055,065

(1)

Amounts reflect the aggregate grant date fair value of the option awards, as applicable, granted to the named executive officer during the applicable year, calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation — Stock Compensation. See Note 13 to the financial statements included in this Annual Report regarding assumptions we made in determining the fair value of option awards. Note that the amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officer upon vesting of the restricted stock units or exercise of the options. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full.

(2)	The amounts reflect bonuses paid with respect to performance during the year indicated, as discussed under “Narrative to Summary Compensation Table — Cash Bonus.”

(3)	For 2021, amounts include for each named executive officer amounts contributed by us to the named executive officer’s 401(k) account in the amount of $11,600.

Narrative to Summary Compensation Table

Our board of directors and compensation and management development committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, and our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and engender in our employees a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, short- and long-term incentives.

Our board of directors has historically determined our chief executive officer’s compensation, while our compensation and management development committee has historically determined our other executive officers’ compensation. Our compensation and management development committee reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. The compensation and management development committee also reviews and discusses the proposed compensation for the chief executive officer, without the chief executive officer present. Based on those discussions and its discretion, taking into account the factors noted above, the compensation and management development committee then approves the compensation for each executive officer, other than the chief executive officer, and recommends the compensation for the chief executive officer to the board. Our board of directors discusses the compensation and management development committee’s recommendations and ultimately approves the compensation of our chief executive officer without members of management present. In 2021, the compensation and management development committee retained the services of Radford, an AON company, as its external compensation consultant and the board of directors and the compensation and management development committee considered Radford’s input on certain compensation matters as they deemed appropriate. Radford served at the discretion of the compensation committee and did not provide us with any other services during fiscal year 2021 other than those for which they were engaged by the compensation and management development committee.

Our compensation and management development committee requires that its compensation consultants be independent of Company management and performs an annual assessment of the compensation consultants’ independence to determine whether the consultants are independent. Our compensation and management development committee has determined that Radford is independent and that its work has not raised any conflict of interests.

Annual base salary

Each named executive officer’s base salary is a fixed component of annual compensation for performing specific duties and functions and has been established by our board of directors taking into account each individual’s role, responsibilities, skills, and experience. Base salaries for our named executive officers are reviewed annually by our compensation and management development committee, typically in connection with our annual performance review process, and adjusted from time to time, based on the recommendation of the compensation and management development committee, to realign salaries with market levels after taking into account individual responsibilities, performance, and experience.

Effective February 2021, our board increased the annual base salaries for Dr. Riedel from $511,166 to $526,501, for Mr. Kidd from $393,317 to $438,600, and for Mr. Khanna from $386,392 to $401,847.

Cash bonus

Our annual bonus program is intended to reward our named executive officers for meeting objective or subjective performance goals for a fiscal year. From time to time, our board of directors or compensation and management development committee may approve annual bonuses for our named executive officers based on individual performance, company performance, or as otherwise determined appropriate.

Under our Senior Executive Cash Incentive Bonus Plan, annual performance-based cash bonuses were paid to our employees, including our named executive officers, based on achievement of (1) company-wide objectives established by the compensation and management development committee that relate to financial and operational metrics with respect to the company, including research and clinical development, financial, business development and operational milestones, and (2) certain individual performance objectives. The chief executive officer’s potential bonus was based exclusively on achievement of corporate goals.

Performance goals are reviewed by our compensation and management development committee and approved by the board of directors in the first quarter of each year. For 2021, annual bonuses were based on achievement of company-wide goals related to, among other things, achievement of preclinical and clinical program milestones, drug development and regulatory objectives, and budget management. The compensation and management development committee also approves bonus targets for each named executive officer, which were as follows for 2021:

Name	Target Bonus (% of base salary)
Norbert G. Riedel	50
Andrew Kidd	45
Ashish Khanna	40

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. As part of our executive compensation program, we granted stock options to our executive officers in February 2021, with an exercise price equal to the fair market value of our stock on the date of grant, that vest and become exercisable 25% on the first anniversary of the grant date and in 36 monthly installments thereafter, contingent on the named executive officer’s continued employment through such date. The equity awards granted to our named executive officers during 2021 are shown in the Summary Compensation Table above and the Outstanding Equity Awards at 2021 Fiscal Year End Table below.

Outstanding Equity Awards at 2021 Fiscal Year End Table

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2021.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price ($)	Option expiration date
Norbert G. Riedel, Ph.D.	441,615(1)	–(1)	2.59	2/1/2027
	556,149(2)	24,181(2)	5.13	2/19/2028
	347,152(3)	80,113(3)	27.43	9/19/2028
	200,520(4)	74,480(4)	19.33	1/3/2029
	286,458(5)	338,542(5)	3.12	2/25/2030
	–(6)	733,300(6)	3.80	2/23/2031
	–(7)	475,000(7)	2.28	12/1/2031
Ashish Khanna	165,665(1)	–(1)	2.59	2/1/2027
	165,268(2)	7,186(2)	5.13	2/19/2028
	24,375(3)	5,625(3)	27.43	9/19/2028
	65,625(4)	24,375(4)	19.33	1/3/2029
	105,416(5)	124,584(5)	3.12	2/25/2030
	–(6)	303,400(6)	3.80	2/23/2031
Andrew Kidd	450,802(2)	–(2)	5.13	2/19/2028
	65,625(4)	24,375(4)	19.33	1/3/2029
	116,875(5)	138,125(5)	3.12	2/25/2030
	103,750(8)	311,250(8)	3.39	12/13/2030
	–(6)	351,100(6)	3.80	2/23/2031
	–(7)	800,000(7)	2.28	12/1/2031

(1)

Represents options granted on February 2, 2017 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on January 19, 2018, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2015 Stock Option and Grant Plan.

(2)

Represents options granted on February 20, 2018 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 9, 2019, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2015 Stock Option and Grant Plan.

(3)

Represents options granted on September 20, 2018 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on September 20, 2019, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(4)

Represents options granted on January 4, 2019 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on January 4, 2020, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(5)

Represents options granted on February 26, 2020 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 26, 2021, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(6)

Represents options granted on February 24, 2021 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 24, 2022, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(7)

Represents options granted on December 2, 2021 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on December 2, 2022, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(8)

Represents options granted on December 14, 2020 that vest over a four-year period, with one-fourth (1/4) of the option granted vesting on December 14, 2021, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

Employment arrangements with our named executive officers

We have entered into employment agreements with each of our named executive officers. Each of our named executive officers is employed at will.

Norbert G. Riedel, Ph.D.

Under his amended and restated employment agreement, Dr. Riedel’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Dr. Riedel is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. In connection with the leadership transition plan, Dr. Riedel’s amended and restated employment agreement was amended effective as of January 2022, to reduce Dr. Riedel’s annual base salary from $526,501 to $315,900 and maintain his target annual bonus as 50% of his base salary, which changes reflect his updated role as executive chairman. Dr. Riedel is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Dr. Riedel’s amended and restated employment agreement provides that, in the event that his employment is terminated by us other than for “cause”, death or “disability” (as each term is defined in his amended and restated employment agreement) or Dr. Riedel resigns for “good reason” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 12 months of his base salary payable in substantially equal installments over 12 months following his termination, and (ii) if Dr. Riedel is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of Dr. Riedel’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Dr. Riedel had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Dr. Riedel’s employment is terminated by us other than for cause, death or disability or Dr. Riedel resigns for good reason, in either case within 12 months following a “sale event” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 18 months of his base salary, plus 150% of his annual target bonus, payable in substantially equal installments over 18 months following his termination, (ii) if Dr. Riedel is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 18 months following termination or the end of Dr. Riedel’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us and (iii) full acceleration of all outstanding time-based equity awards held by Dr. Riedel.

The payments and benefits provided to Dr. Riedel under his amended and restated employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Dr. Riedel in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Dr. Riedel.

In addition, Dr. Riedel has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Dr. Riedel’s employment and for 12 months thereafter.

Andrew Kidd

Under his current employment agreement, Mr. Kidd’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Mr. Kidd is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. In connection with the leadership transition plan, Mr. Kidd’s employment agreement was amended effective as of January 2022 to increase Mr. Kidd’s annual base salary from $438,600 to $500,000 and increase his target annual bonus from 45% to 50% of his annual base salary, which changes reflect his updated role as our chief executive officer. Mr. Kidd is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Mr. Kidd’s employment agreement, as amended, provides that, in the event that his employment is terminated by us other than for “cause”, death or “disability” (as each term is defined in his employment agreement) or Mr. Kidd resigns for “good reason” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 12 months of his base salary payable in substantially equal installments over 12 months following his termination, and (ii) if Mr. Kidd is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of Mr. Kidd’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Mr. Kidd had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Mr. Kidd’s employment is terminated by us other than for cause, death or disability or Mr. Kidd resigns for good reason, in either case within 12 months following a “sale event” (as defined in his employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 18 months of his base salary, plus 150% of his annual target bonus, payable in substantially equal installments over 18 months following his termination, (ii) if Mr. Kidd is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 18 months following termination or the end of Mr. Kidd’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us and (iii) full acceleration of all outstanding time-based equity awards held by Mr. Kidd.

The payments and benefits provided to Mr. Kidd under his employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Kidd in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Kidd.

In addition, Mr. Kidd has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Kidd’s employment and for 12 months thereafter.

Ashish Khanna

Under his amended and restated employment agreement, Mr. Khanna’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Mr. Khanna is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. Mr. Khanna’s current annual base salary is $417,921 increased from $401,847 to $417,921 effective as of March 2022, and Mr. Khanna’s current target annual bonus is equal to 40% of his base salary. Mr. Khanna is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

Mr. Khanna’s amended and restated employment agreement provides that, in the event that his employment is terminated by us other than for “cause”, death or “disability” (as each term is defined in his amended and restated employment agreement) or Mr. Khanna resigns for “good reason” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to nine months of his base salary payable in substantially equal installments over nine months following his termination, and (ii) if Mr. Khanna is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of nine months following termination or the end of Mr. Khanna’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to Mr. Khanna had he remained employed with us. In lieu of the payments and benefits described in the preceding sentence, in the event that Mr. Khanna’s employment is terminated by us other than for cause, death or disability or Mr. Khanna resigns for good reason, in either case within 12 months following a “sale event” (as defined in his amended and restated employment agreement), subject to the execution and effectiveness of a separation agreement, including a general release of claims in our favor, he will be entitled to receive (i) an amount equal to 12 months of his base salary, plus 100% of his annual target bonus, payable in substantially equal installments over 12 months following his termination, (ii) if Mr. Khanna is participating in our group health plan immediately prior to his termination, a monthly cash payment until the earlier of 12 months following termination or the end of Mr. Khanna’s COBRA health continuation period in an amount equal to the amount that we would have paid to provide health insurance to him had he remained employed with us and (iii) full acceleration of all outstanding time-based equity awards held by Mr. Khanna.

The payments and benefits provided to Mr. Khanna under his amended and restated employment agreement in connection with a sale event may not be eligible for a federal income tax deduction for the company pursuant to Section 280G of the Code. These payments and benefits also may be subject to an excise tax under Section 4999 of the Code. If the payments or benefits payable to Mr. Khanna in connection with a sale event would be subject to the excise tax on golden parachutes imposed under Section 4999 of the Code, then those payments or benefits will be reduced if such reduction would result in a higher net after-tax benefit to Mr. Khanna.

In addition, Mr. Khanna has entered into a non-competition, non-solicitation, confidentiality and assignment agreement with us that contains, among other things, non-competition and non-solicitation provisions that apply during the term of Mr. Khanna’s employment and for 12 months thereafter.

Additional Narrative Disclosure

401(k) Savings Plan. We maintain a tax-qualified 401(k) retirement plan for eligible employees in the United States. Under our 401(k) plan, employees may elect to defer up to 100% of their eligible compensation subject to applicable annual limits set pursuant to the Code. We also match employee contributions to the 401(k) plan equal to 100% on the first 3% of compensation deferred as an elective deferral and an additional 50% on the next 2% of compensation deferred as an elective deferral. Employees are 100% vested in their contributions to the 401(k) plan. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan. We do not sponsor any nonqualified or defined benefit retirement plans for any of our employees or executives.

Health and Welfare Benefits. All of our full-time employees, including our executive officers, are eligible to participate in certain medical, disability and life insurance benefit programs offered by us.  We pay the premiums for dental and vision plans, employee term life/accidental death and dismemberment insurance, short-and and long-term disability for all of our employees, including our executive officers.  We also provide all employees, including executive officers, with flexible spending and health savings account plans, an employee stock purchase plan and paid time off benefits including, vacation, sick time and holidays.

Compensation Risk Assessment

We believe that although a portion of the compensation provided to our executive officers and other employees is performance-based, our executive compensation program does not encourage excessive or unnecessary risk taking. Our compensation programs are designed to encourage our executive officers and other employees to remain focused on both short-term and long-term strategic goals that drive shareholder value, in particular in connection with our pay-for-performance compensation philosophy. As a result, we do not believe that our compensation programs are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of March 15, 2022, by:

•	each of our directors;
•	each of our named executive officers;
•	all of our directors and executive officers as a group; and
•	each person, or group of affiliated persons, who is known by us to beneficially owner of greater-than-5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 67,715,718 shares of our common stock outstanding as of March 15, 2022.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 15, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Aptinyx Inc., 909 Davis Street, Suite 600, Evanston, Illinois 60201.

	Shares beneficially owned
Name and address of beneficial owner(1)	Number	Percentage
Greater than 5% Stockholders:
Entities Affiliated with Bain Capital Life Sciences(2)	8,891,758	13.13%
Entities affiliated with Adams Street Partners(3)	5,395,996	7.97%
Invus Public Equities, L.P.(4)	6,116,493	9.03%
Named Executive Officers and Directors:
Norbert G. Riedel, Ph.D.(5)	3,542,162	5.07%
Ashish Khanna(6)	1,074,908	1.57%
Andrew Kidd(7)	1,014,353	1.48%
Robert J. Hombach(8)	430,600	*
Patrick G. Enright(9)	263,871	*
Henry O. Gosebruch(10)	315,656	*
Elisha P. Gould III(3)(11)	155,533	*
Adam M. Koppel(2)(12)	140,503	*
Joan W. Miller(13)	81,030	*
Gilmore O’Neill	-	*
Rachel E. Sherman, M.D., M.P.H.(14)	149,950	*
All executive officers and directors as a group (11 persons)(15)	7,168,566	9.88%

*	Represents beneficial ownership of less than one percent.
(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Aptinyx Inc., 909 Davis Street, Evanston, IL 60201.
(2)

Information herein is based on a Schedule 13D filed jointly by Bain Capital Life Sciences Fund, L.P., or BC LS, and BCIP Life Sciences Associates, LP, BCIP LS, with the SEC on October 26, 2021. Consists of: (i) 8,066,113 shares of common stock held by BC LS and (ii) 825,645 shares of common stock held by BCIP LS. Bain Capital Life Sciences Investors, LLC, a Delaware limited liability company, or BCI LS, is the general partner of Bain Capital Life Sciences Partners, LP, a Cayman exempted limited partnership, or BC LS P, which is the general partner of BC LS. Boylston Coinvestors, LLC, a Delaware limited liability company, or Boylston, is the general partner of BCIP LS. The governance, investment strategy and decision-making process with respect to the investments held by BC LS and BCIP LS is directed by BCI LS, whose managers are Jeffrey Schwartz and Adam Koppel. As a result, each of BCI LS, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power with respect to the securities held by all of the Reporting Persons. The principal business address of each of the Reporting Persons, BCI LS, BC LS P, Boylston, Mr. Schwartz and Dr. Koppel is 200 Clarendon Street, Boston, MA 02116.

(3)

Information herein is based on information provided by Adams Street, LLC as of March 9, 2022. Represents 82,079 shares held by Adams Street Partnership Fund - 2002 U.S. Fund LP, 75,336 shares held by Adams Street Partnership Fund - 2003 U.S. Fund LP, 58,192 shares held by Adams Street Partnership Fund - 2004 U.S. Fund LP, 81,061 shares held by Adams Street Partnership Fund - 2005 U.S. Fund LP, 4,801 shares held by Brinson Partnership Fund - 2004 Primary Fund, L.P., 3,227 shares held by The 2004 Primary Brinson Partnership Fund Offshore Series Company Ltd., 10,022 shares held by UBS Asset Management Trust Company as Trustee of The Brinson Non-U.S. Partnership Fund Trust - 2004 Primary Fund and 50,643 shares held by The Bank of New York

Mellon as Trust for the HP Inc. Master Trust. All such shares were received for no consideration as part of exempt pro-rata distributions of shares by a fund controlled by a third-party manager. Adams Street 2008 Direct Fund, L.P., or AS 2008, is the record owner of 249,791 shares of common stock, Adams Street 2009 Direct Fund, L.P., or AS 2009, is the record owner of 216,053 shares of common stock, Adams Street 2010 Direct Fund, L.P., or AS 2010, is the record owner of 122,728 shares of common stock, Adams Street 2011 Direct Fund LP, or AS 2011, is the record owner of 106,754 shares of common stock, Adams Street 2012 Direct Fund LP, or AS 2012, is the record owner of 691,176 shares of common stock, Adams Street 2013 Direct Fund LP, or AS 2013, is the record owner of 522,837 shares of common stock, Adams Street 2014 Direct Fund LP, or AS 2014, is the record owner of 711,151 shares of common stock, Adams Street 2015 Direct Venture/Growth Fund LP, or AS 2015, is the record owner of 504,708 shares of common stock, Adams Street 2016 Direct Venture/Growth Fund LP, or AS 2016, is the record owner of 439,714 shares of common stock, and Adams Street Venture/Growth Fund VI LP, or AS VG VI, is the record owner of 1,465,716 shares of common stock (collectively, the “Shares”). The Shares owned by AS 2008, AS 2009, AS 2010, AS 2011, AS 2012, AS 2013, AS 2014, AS 2015, AS 2016 and AS VG VI may be deemed to be beneficially owned by Adams Street Partners, LLC, the managing member of the general partner of AS 2008, AS 2009, AS 2010 and the managing member of the general partner of the general partner of AS 2011, AS 2012, AS 2013, AS 2014 AS 2015, AS 2016 and AS VG VI. Thomas S. Bremner, Jeffrey T. Diehl, Brian Dudley, Elisha P. Gould Ill, Robin P. Murray, and Fred Wang, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof) may be deemed to have shared voting and investment power over the Shares. Adams Street Partners, LLC and Thomas S. Bremner, Jeffrey T. Diehl, Brian Dudley, Elisha P. Gould Ill, Robin P. Murray, and Fred Wang disclaim beneficial ownership of the Shares except to the extent of their pecuniary interest therein. The address of Adams Street Partners, LLC is One North Wacker Drive, Suite 2200, Chicago, IL 60606-2823

(4)

Information herein is based on a Schedule 13D filed by Invus Public Equities L.P., or Invus Public Equities, with the SEC on January 20, 2022. Consists of 6,116,493 shares of common stock held by Invus Public Equities. Invus Public Equities Advisors, LLC (“PE Advisors”), as the general partner of Invus Public Equities, Artal International S.C.A. (“International”), as the managing member of PE Advisors, Artal International Management S.A. (“International Management”), as the managing partner of International, Artal Group S.A. (the “Group”), as the parent company of International Management, Westend S.A. (“Westend”), as the parent company of the Group, Stichting Administratiekantoor Westend (the “Stichting”), as the majority stockholder of Westend, and Mr. Amaury Wittouck, as the sole member of the board of the Stichting, each may be deemed to share voting, investment, and dispositive power over the shares held by Invus Public Equities. The address of Invus Public Equities is 750 Lexington Avenue, Thirtieth Floor, New York, NY 100022.

(5)

Consists of: (i) 615,265 shares of common stock held by Dr. Riedel; (ii) 5,118 shares of common stock purchased and received by family members of Dr. Riedel; (iii) 600,490 shares of common stock held by the Norbert G. Riedel 2015 Generation Trust; (iv) 35,000 shares of common stock held by the Norbert G. Riedel 2015 Family Trust; (v) 100,000 shares of common stock held by Riedel 2020 Irrevocable Trust; and (vi) 2,186,289 shares of common stock underlying options exercisable within 60 days of March 15, 2022.

(6)

Consists of: (i) 420,040 shares of common stock held by Mr. Khanna; (ii) 1,800 shares of common stock purchased and received by family members of Mr. Khanna; and (iii) 653,068 shares of common stock underlying options exercisable within 60 days of March 15, 2022.

(7)	Consists of: (i) 101,043 shares of common stock held by Mr. Kidd; and (ii) 913,310 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(8)	Consists of: (i) 229,100 shares of common stock held by Mr. Hombach and (ii) 201,500 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(9)	Consists of: (i) 95,000 shares of common stock held by Mr. Enright and (ii) 168,871 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(10)

Consists of: (i) 125,000 shares of common stock held by a trust established for the benefit of Mr. Gosebruch’s children for which Mr. Gosebruch serves as a trustee and (ii) 190,656 shares of common stock underlying options exercisable within 60 days of March 15, 2022.

(11)	Consists of 155,533 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(12)	Consists of 140,503 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(13)	Consists of (i) 17,700 shares of common stock held by Dr. Miller and (ii) 63,330 shares of common stock underlying options exercisable within 60 days of March 15, 2022.

(14)	Consists of (i) 2,174 shares of common stock held by Dr. Sherman and (ii) 147,776 shares of common stock underlying options exercisable within 60 days of March 15, 2022.
(15)	See notes 2, 3, 5, 6, 7, 8, 9, 10, 11, 12, 13, and 14 above.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders(1)	10,860,724 (2)	$5.32 (3)	660,111	(4)
Equity compensation plans not approved by stockholders	—	—	—
Total	10,860,724	$5.32	660,111

(1)	Includes the following plans: our 2015 Stock Option and Grant Plan, our 2018 Stock Option and Incentive Plan, and our 2018 Employee Stock Purchase Plan.

(2) Includes 147,600 of warrants issued in connection with the First Tranche Term Loan.

(3)	Represents the weighted-average exercise price of options and warrants outstanding under our 2015 Stock Option and Grant Plan and 2018 Stock Option and Incentive Plan.
(4)

As of December 31, 2021, a total of 9,189,677 shares of our common stock have been reserved for issuance pursuant to the 2018 Stock Option and Incentive Plan, which number excludes the 2,708,628 shares that were added to the plan as a result of the automatic annual increase on January 1, 2022. The 2018 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and management development committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2018 Stock Option and Incentive Plan and the 2015 Stock Option and Grant Plan will be added back to the shares of common stock available for issuance under the 2018 Stock Option and Incentive Plan. The Company no longer makes grants under the 2015 Stock Option and Grant Plan. As of December 31, 2021, a total of 314,697 shares of our common stock have been reserved for issuance pursuant to the 2018 Employee Stock Purchase Plan. The 2018 Employee Stock Purchase Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2019, by the lesser of 314,697 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and management development committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this proxy statement and the transactions described below, since January 1, 2020, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2020 and 2021) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

Limitation of Liability and Indemnification of Officers and Directors

Our certificate of incorporation contains provisions that limit the liability of our directors for monetary damages to the fullest extent permitted by Delaware law. Consequently, our directors will not be personally liable to us or our stockholders for monetary damages for any breach of fiduciary duties as directors, except liability for the following:

•	any breach of their duty of loyalty to our company or our stockholders;
•	any act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
•	unlawful payments of dividends or unlawful stock repurchases or redemptions as provided in Section 174 of the Delaware General Corporation Law; or
•	any transaction from which they derived an improper personal benefit.

Any amendment to, or repeal of, these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to that amendment or repeal. If the Delaware General Corporation Law is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the Delaware General Corporation Law.

In addition, we adopted bylaws which provide that we will indemnify, to the fullest extent permitted by law, any person who is or was a party or is threatened to be made a party to any action, suit or proceeding by reason of the fact that he or she is or was one of our directors or officers or is or was serving at our request as a director or officer of another corporation, partnership, joint venture, trust, or other enterprise. Our bylaws provide that we may indemnify to the fullest extent permitted by law any person who is or was a party or is threatened to be made a party to any action, suit, or proceeding by reason of the fact that he or she is or was one of our employees or agents or is or was serving at our request as an employee or agent of another corporation, partnership, joint venture, trust or other enterprise. Our bylaws also provide that we must advance expenses incurred by or on behalf of a director or officer in advance of the final disposition of any action or proceeding, subject to very limited exceptions.

We have entered into and in the future plan to enter into agreements to indemnify our directors and executive officers. These agreements, among other things, require us to indemnify these individuals for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts reasonably incurred by such person in any action or proceeding, including any action by or in our right, on account of any services undertaken by such person on behalf of our company or that person’s status as a member of our board of directors to the maximum extent allowed under Delaware law.

Related person transaction policy

Our board of directors adopted a written related person transactions policy providing that transactions with our directors, officers and holders of five percent or more of our voting securities and their affiliates, each a related person, must be approved by our audit committee. This policy became effective on June 20, 2018, the date our registration statement for our IPO became effective. Pursuant to this policy, the audit committee has the primary responsibility for reviewing and approving or disapproving “related person transactions,” which are transactions between us and related persons in which the aggregate amount involved exceeds or may be expected to exceed $120,000 and in which a related person has or will have a direct or indirect material interest. For purposes of this policy, a related person is defined as a director, executive officer, nominee for director, or greater than 5% beneficial owner of our common stock, in each case since the beginning of the most recently completed year, and their immediate family members.

As appropriate for the circumstances, the audit committee will review and consider:

•	the related person’s interest in the related person transaction;
•	the approximate dollar amount involved in the related person transaction;
•	the approximate dollar amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
•	whether the transaction was undertaken in the ordinary course of our business;
•	whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unrelated third party;
•	the purpose of, and the potential benefits to us of, the related-party transaction; and
•

any other information regarding the related-party transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

Item 14. Principal Accountant Fees and Services.

Aptinyx incurred the following fees from Deloitte & Touche LLP, and their respective affiliates (the “Deloitte Entities”), for the audit of the financial statements, and for fees billed for other services provided by the Deloitte Entities during the years ended December 31, 2021 and 2020.

	2021	2020
Audit fees(1)	$908,186	$926,326
Audit-related fees(2)	10,959	36,600
Tax fees(3)	21,000	10,500
All other fees	—	—
Total fees	$940,145	$973,426

(1)

Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q and fees related to our follow-on public offerings, including comfort letters and consents.

(2)	Audit-related fees consist principally of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.
(3)	Tax fees consist of fees for professional services, including tax compliance, advice and tax planning.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aptinyx Inc. (the "Company") as of December 31, 2021 and 2020, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

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
March 23, 2022

We have served as the Company's auditor since 2017.

Aptinyx Inc.

Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$106,124	$141,028
Restricted cash	197	179
Accounts receivable	—	257
Prepaid expenses and other current assets	8,422	8,140
Total current assets	114,743	149,604
Other assets	—	92
Property and equipment, net	185	910
Total assets	$114,928	$150,606
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$622	$1,209
Accrued expenses and other current liabilities	5,064	3,374
Total current liabilities	5,686	4,583
Term loan, non-current	14,155	—
Other long-term liabilities	331	114
Total liabilities	$20,172	$4,697
Commitments and contingencies (see Note 17)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of December 31, 2021 and December 31, 2020, 67,716 and 63,257 issued and outstanding as of December 31, 2021 and December 31, 2020	677	633
Additional paid-in capital	381,966	358,277
Accumulated deficit	(287,887)	(213,001)
Total stockholders’ equity	$94,756	$145,909
Total liabilities and stockholders’ equity	$114,928	$150,606

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	December 31,
	2021	2020
Revenues:
Collaboration revenue	$1,000	$1,564
Operating expenses:
Research and development	55,444	32,835
General and administrative	20,090	19,494
Total operating expenses	75,534	52,329
Loss from operations	(74,534)	(50,765)
Other income (expense), net	(352)	712
Net loss and comprehensive loss	$(74,886)	$(50,053)
Net loss per share attributable to common stockholders, basic and diluted	$(1.11)	$(1.02)
Weighted-average number of common shares outstanding, basic and diluted	67,220	48,866

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2020	33,739	$337	$263,922	$(162,948)	$101,311
Issuance of common stock upon vesting of restricted stock	23	1	(1)	—	—
Stock‑based compensation	—	—	9,979	—	9,979
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $274	1,491	15	5,690	—	5,705
Issuance of common stock upon public offering, net of underwriters' discount and other offering costs of $4,898	27,792	278	78,199	—	78,477
Issuance of common stock upon exercise of stock options	212	2	488	—	490
Net loss	—	—	—	(50,053)	(50,053)
Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	1,089	11	(11)	—	—
Stock‑based compensation	—	—	9,719	—	9,719
Repurchase of shares for tax withholdings	(347)	(3)	(909)	—	(912)
Issuance of warrants in connection with term loan financing	—	—	255	—	255
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Issuance of common stock upon exercise of stock options	87	—	133	—	133
Net loss	—	—	—	(74,886)	(74,886)
Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(74,886)	$(50,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	526	421
Change in fair value of derivative liability associated with contingently issuable warrants	44	—
Non-cash interest expense related to term loan	154	—
Stock-based compensation expense	9,719	9,979
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(296)	(2,557)
Accounts receivable	257	187
Accounts payable	(587)	(340)
Accrued expenses and other liabilities	1,644	7
Net cash used in operating activities	(63,425)	(42,356)
Cash flows from investing activities:
Purchases of property and equipment	—	(214)
Proceeds from sale of property and equipment	121	—
Net cash provided by (used in) investing activities	121	(214)
Cash flows from financing activities:
Proceeds from stock options exercised	133	490
Repurchase of shares for tax withholdings	(912)	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	14,638	—
Payment of debt issuance costs	(82)
Proceeds from public offering, net of underwriters' discounts	—	79,074
Proceeds from at the market offering, net of sales commission	14,615	5,799
Payment of offering costs	(66)	(688)
Net cash provided by financing activities	28,326	84,675
Net (decrease) increase in cash, cash equivalents and restricted cash	(34,978)	42,105
Cash, cash equivalents and restricted cash, at beginning of period	141,299	99,194
Cash, cash equivalents and restricted cash, at end of period	$106,321	$141,299
Supplemental disclosure of cash flow information:
Cash paid for interest	$255	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$—	$4
Debt issuance costs not yet paid	13	—
Recognition of derivative liability associated with contingently issuable warrants	287	—
Issuance of warrants in connection with term loan financing	255	—

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

Liquidity and capital resources

The Company has incurred losses and negative cash flows from operations since inception and had an accumulated deficit of $287.9 million as of December 31, 2021. The Company expects to incur substantial operating losses for the next several years and will need to obtain additional financing in order to complete clinical studies and launch and commercialize any product candidates for which it receives regulatory approval. There can be no assurance that such financing will be available or will be at terms acceptable to the Company.

On July 1, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $24.0 million under an “at the market” offering program (the “2019 ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. Between July 1, 2019 and December 31, 2021, the Company sold an aggregate of 5,120,940 shares at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses including 3,629,458 shares for net proceeds of $14.5 million during the year ended December 31, 2021.

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

On September 15, 2021, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“Lender”). The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time the Company entered into the agreement. See Note 10 for additional details regarding the Loan Agreement.

On September 16, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2021 ATM Offering”) and which supersedes the 2019 Sales Agreement and 2019 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. Between September 16, 2021 and December 31, 2021, no shares of common stock have been issued and sold pursuant to the 2021 Sales Agreement.

As of December 31, 2021, the Company had cash and cash equivalents of $106.1 million which it believes will be sufficient to fund its planned operations for a period of at least twelve months from the date of the issuance of these financial statements.

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

Recently adopted accounting pronouncements

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which will simplify the accounting for certain financial instruments with characteristics of liabilities and equity, including certain convertible instruments and contracts on an entity’s own equity. Specifically, the new standard will remove the separation models required for convertible debt with cash conversion features and convertible instruments with beneficial conversion features. It will also remove certain settlement conditions that are currently required for equity contracts to qualify for the derivative scope exception and will simplify the diluted earnings per share calculation for convertible instruments. ASU 2020-06 will be effective January 1, 2022, for the Company and may be applied using a full or modified retrospective approach. Early adoption is permitted, but no earlier than January 1, 2021. The Company adopted this new standard effective January 1, 2021. The adoption of ASU 2020-06 did not have a material impact on the Company’s financial statements.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies. The Company re-initiated enrollment in its NYX-2925 study in fibromyalgia in September 2020, in its NYX-2925 study in painful diabetic peripheral neuropathy in January 2021, and in its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies in March 2021. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. Another prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

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

Accounts receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. During the years ended December 31, 2021 and 2020, one research collaborator, Allergan plc (“Allergan”) represented 100% of the Company’s revenues (see Note 4). The associated accounts receivable were approximately $0.0 million and $0.3 million at December 31, 2021 and 2020, respectively. The Company writes off uncollectible receivables based on specific identification when the likelihood of collection is remote. No allowance was deemed necessary at December 31, 2021 and 2020.

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

	As of
	December 31,
	2021	2020
Cash and cash equivalents	$106,124	$141,028
Short-term and long-term restricted cash	197	271
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$106,321	$141,299

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no Level 3 assets as of December 31, 2021 or 2020. Level 3 liabilities as of December 31, 2021 and 2020 was $0.3 million and $0.0 million.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset group. The Company has not recorded any impairment losses on long-lived assets for the years ended December 31, 2021 and 2020.

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

Term loans

When the Company issues debt with a conversion feature, it assesses whether the conversion feature meets the requirements to be treated as a derivative, as follows: (a) one or more underlyings, typically the price of the Company’s common stock; (b) one or more notional amounts or payment provisions or both, generally the number of shares upon conversion; (c) no initial net investment, which typically excludes the amount borrowed; and (d) net settlement provisions, which in the case of convertible debt generally means the stock received upon conversion can be readily sold for cash. An embedded equity-linked component that meets the definition of a derivative does not have to be separated from the host instrument if the component qualifies for the scope exception for certain contracts involving an issuer’s own equity. The scope exception applies if the contract is both (a) indexed to its own stock; and (b) classified in stockholders’ equity in its balance sheet. If the conversion feature meets the requirements to be treated as a derivative, the conversion features is bifurcated and separately accounted for under ASC Topic 815.

Warrants

In accordance with ASC Topic 470-20-25, when the Company issues debt with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortizes the balance over the life of the underlying debt as amortization of debt discount expense in the statements of operations. The offset to the contra-liability is recorded as additional paid-in capital in the Company’s balance sheets if the warrants are not treated as a derivative or as liability warrants. The Company determines the fair value of the warrants at issuance using the Black-Scholes option pricing model.

Stock-based compensation

The Company has stock-based compensation plans that cover the Company’s directors and employees and are more fully described in Note 13. Stock-based compensation cost is estimated at the grant date based on the fair value of the award, and the cost is recognized as expense ratably over the vesting period.

Income taxes

The Company accounts for income taxes under the liability method in accordance with FASB ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. The valuation allowance increased by $20.6 million and $6.9 million during the years ended December 31, 2021 and 2020, respectively. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2021 and 2020, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred in 2021 or 2020.

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

4.       Research collaboration agreement with Allergan

On July 24, 2015, the Company entered into a Research Collaboration Agreement (“RCA”) with Naurex Inc., a subsidiary of Allergan plc (“Allergan”), which became a wholly owned subsidiary of AbbVie Inc. in May 2020. Under the terms of the agreement, the RCA terminated upon the earlier of (i) 180 days after a predetermined anniversary of the effective date of the RCA and (ii) the date on which Allergan exercises the last of three options to acquire molecules from a pool of eligible compounds in both cases (clauses (i) and (ii)) subject to potential extension if and as required for the Company to transfer to Allergan information and technology related to compounds that were licensed by Allergan. The jointly funded research activities and option exercise period under the RCA, including the associated payments by Allergan to the Company, came to their contractual conclusion in August 2020 and February 2021, respectively. Under the terms of the agreement, Allergan will pay the Company $1.0 million for each option exercised by Allergan. On May 16, 2018 and February 23, 2021, Allergan exercised its first and second option to acquire exclusive rights to develop and commercialize AGN-241751 and AGN-281705 within a predefined set of indications. During the year ended December 31, 2021, the Company recognized the $1.0 million non-refundable milestone payment within collaboration revenue in the statements of operations as there were no remaining performance obligations associated with the optioned compound.

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

During the years ended December 31, 2021 and 2020, the Company recorded expenses of $0.0 million and $3.2 million, respectively, for certain development activities in accordance with the terms of the RCA, of which 50% was reimbursed by Allergan. The Company received reimbursements of $0.0 million and $1.6 million during the years ended December 31, 2021 and 2020, respectively. Such reimbursements were reported within collaboration revenue in the statements of operations.

5.       Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 are as follows (in thousands):

	December 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$103,859	$103,859	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$104,056	$104,056	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$331	$—	$—	$331
Total Liabilities	$331	$—	$—	$331

Assets measured at fair value on a recurring basis as of December 31, 2020 are as follows (in thousands):

	December 31,
	2020	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$140,283	$140,283	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Money market funds, included in other assets	92	92	—	—
Total Assets	$140,554	$140,554	$—	$—

6.       Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of
	December 31,
	2021	2020
Prepaid clinical	$4,693	$6,052
Prepaid insurance	1,122	1,177
Prepaid manufacturing costs	2,241	613
Other prepaid expenses and current assets	366	298
Total prepaid expenses and other current assets	$8,422	$8,140

7.       Property and equipment

Property and equipment are as follows (in thousands):

	As of
	December 31,
	2021	2020
Computer software and equipment	$—	$15
Office equipment and furniture	152	176
Laboratory equipment	401	1,801
Leasehold improvements	979	1,062
Less accumulated depreciation	(1,347)	(2,144)
Property and equipment, net	$185	$910

Depreciation expense was $0.6 and $0.5 million for the years ended December 31, 2021 and 2020. The Company disposed of certain laboratory equipment during the year ended December 31, 2021 that were fully depreciated at the time of disposal.

8.       Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of
	December 31,
	2021	2020
Employee-related expenses	$2,567	$2,039
Development costs and sponsored research	1,347	897
Clinical trials	810	195
Other	340	243
Total accrued expenses and other current liabilities	$5,064	$3,374

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

Total rent expense, inclusive of lease incentives, under the operating lease agreements amounted to $0.8 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Aggregate future minimum annual rental commitments under these non-cancelable lease agreements are as follows at December 31, 2021 (in thousands):

Year ending December 31,
2022	$628
2023	—
2024	—
2025	—
2026	—
Thereafter	—
$628

10.           Debt

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

The Lender may, at its option, elect to convert any portion of no more than $4.0 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of the lesser of $4.25 per share and the price per share of the common stock in the Company’s next equity offering in which the Company receives at least $20.0 million of gross proceeds. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of December 31, 2021.

Upon the occurrence of an event of default, a default interest rate of an addition 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of $0.5 million for the year ended December 31, 2021.

Future principal debt payments of the term loans funded as of December 31, 2021 are as follows (in thousands):

2022	$—
2023	1,745
2024	7,333
2025	5,922
Total principal payments	15,000
Exit Fee	968
Total principal payments and Exit Fee	15,968
Less: Unamortized debt discount related to warrants	(500)
Less: Unamortized debt discount related to Exit Fee	(892)
Less: Unamortized debt issuance costs	(421)
Term loan, non-current	$14,155

11.         Warrants and derivative liability

On September 15, 2021, the Company entered into the Loan Agreement with the Lender pursuant to which the Lender may provide the Company with term loans in an aggregate principal amount of up to $50.0 million. On September 15, 2021, in connection with the funding of the First Tranche Term Loan, the Company issued a warrant exercisable for 147,600 shares of the Company’s common stock at an exercise price of $2.29 per share. The warrant is immediately exercisable for 147,600 shares and expires on September 15, 2031. No warrants had been exercised as of December 31, 2021. Any shares of the Company’s common stock issued upon exercise of the warrant are permitted to be settled in unregistered shares. The warrant is classified as equity as it meets all the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrant for initial measurement and reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

The Company determined that the fair value of the warrants issued in connection with the First Tranche Term Loan was $0.3 million. The specific assumptions used to determine the fair value of the warrants at the issue date were as follows:

Expected volatility	95%
Expected dividends	None
Expected term	5.00 Years
Risk-free rate	0.81%

The Company is conditionally obligated to issue a fixed number of additional warrants (“Additional Warrants”) in the amount of 344,398 shares upon the funding of the Second, Third and Fourth Tranche Term Loans with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had an initial fair value of $0.3 million and was recorded as additional debt discount and as a separate derivative liability within other long-term liabilities in the balance sheet. The Additional Warrants derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the statements of operations. The initial fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that the Second, Third and Fourth Tranche Term Loans will be funded which would trigger the issuance of the Additional Warrants.

The following table provides a reconciliation of the beginning and ending balances for the Company’s Additional Warrants derivative liability recognized in connection with the term loan measured at fair value using significant unobservable inputs (Level 3):

Additional
Warrants
Balance at December 31, 2020	$—
Fair value of Additional Warrant Derivative Liability issued during the period	287
Change in fair value	44
Derecognition	—
Balance at December 31, 2021	$331

The specific assumptions used to determine the fair value of the warrants as of December 31, 2021 were as follows:

Expected volatility	95%
Expected dividends	None
Expected term	5.00 Years
Risk-free rate	1.26%

12.      Stockholders’ equity

Preferred Stock

The Company is also authorized to issue 10 million shares of undesignated preferred stock, par value $0.01, in one or more series. As of December 31, 2021, no shares of preferred stock were issued or outstanding.

Common stock

As of December 31, 2021 and 2020, the Company had reserved common stock for issuance as follows (in thousands):

	As of December 31,
	2021	2020
Stock options issued and outstanding	10,713	6,684
Unvested restricted stock units	—	1,091
Warrants	148	—
	10,861	7,775

13.      Stock incentive plan

In October 2015, the Company established a stock option plan (“2015 Plan”) to provide for the issuance of shares of common stock pursuant to stock options, stock appreciation rights, stock purchase rights, restricted stock agreements and long-term performance awards granted to key employees, directors and consultants of the Company. In June 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018.

The number of shares available for grant under the Company’s stock option plan were as follows (in thousands):

Available for grant as of January 1, 2020	3,081
Plan amendment	1,348
Grants	(3,071)
Forfeitures and cancellations	886
Available for grant as of December 31, 2020	2,244
Plan amendment	2,530
Grants	(4,610)
Forfeitures and cancellations	496
Available for grant as of December 31, 2021	660

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying statements of operations relating to all stock-based awards for the years ended December 31, 2021 and 2020 are as follows (in thousands):

	Year ended
	December 31,
	2021	2020
Research and development	$2,677	$2,259
General and administrative	7,042	7,720
Total stock‑based compensation expense	$9,719	$9,979

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

The table below summarizes activity related to restricted stock units (in thousands, except per share amounts):

		Weighted‑
		average
		grant date
		fair value
	Shares	per share
Unvested as of December 31, 2020	1,091	$3.63
Issued	—	$—
Vested	(1,089)	3.63
Forfeited and canceled	(2)	3.63
Unvested as of December 31, 2021	—	$—

Non-cash restricted stock unit award expense recognized in the accompanying statements of operations was $0.8 million and $2.0 million for the years ended December 31, 2021 and 2020. There were no unvested restricted stock units as of December 31, 2021.

Stock options

During the years ended December 31, 2021 and 2020, the Company granted 4.6 million and 2.9 million stock options, respectively. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

The weighted-average grant date fair value per share of each option granted during the years ended December 31, 2021 and 2020 was $2.42 and $2.09, respectively. As of December 31, 2021, there was $15.0 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.53 years.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option pricing valuation model that uses various assumptions regarding the: (1) expected volatility, (2) expected life of the option, (3) expected dividend yield, and (4) risk-free interest rate. The expected volatility for the Company’s options is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry which, beginning in 2021, now includes the historical volatility of the Company’s stock since the Company’s IPO. A zero-dividend yield is also assumed in the stock option fair value computations. The expected life of the options represents the period of time that the options granted are expected to be outstanding and has been calculated utilizing the “simplified method” for awards that qualify as “plain vanilla” options. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant of the award for time periods approximately equal to the expected term of the award.

The specific assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2021 and 2020 were as follows:

Year ended December 31,
	2021	2020

Expected volatility	95%-100%	76%-82%
Expected dividends	None	None
Expected option life	5.27 - 6.08 Years	5.00 - 6.08 Years
Risk-free rate	0.48 – 1.29%	0.28 – 1.18%

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, January 1, 2020	4,798	$8.75	8.29	$1,159
Granted	2,859	3.17
Exercised	(212)	2.32
Forfeited and canceled	(761)	5.96
Outstanding, December 31, 2020	6,684	$6.88	7.96	$1,582
Granted	4,610	3.11
Exercised	(87)	1.53
Forfeited and canceled	(494)	5.51
Outstanding, December 31, 2021	10,713	$5.36	8.07	$718
Vested and expected to vest at December 31, 2021	10,713	$5.36	8.07	$718
Exercisable at December 31, 2021	4,841	$7.08	6.87	$128

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

14.      Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2021 and 2020 (in thousands, except per share data):

	Year ended
	December 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(74,886)	$(50,053)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,220	48,866
Net loss per share attributable to common stockholders—basic and diluted	$(1.11)	$(1.02)

The following common stock equivalents outstanding as of December 31, 2021 and 2020, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of December 31,
	2021	2020
Stock options issued and outstanding	10,713	6,684
Unvested restricted stock units	—	1,091
Warrants	148	—
	10,861	7,775

15.      Employee benefit plan

Effective December 31, 2015, the Company established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 4% of an employee’s eligible annual compensation. The Company has recorded matching contributions of $0.3 million for each of the years ended December 31, 2021 and 2020, respectively.

16.      Income taxes

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”) and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs. At December 31, 2021 the Company had a U.S. federal NOL carryforward available to offset future taxable income of $252.1 million. This includes $184.8 million of gross NOLs that are limited under Sec. 382 of the Internal Revenue Code, of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation and $33.3 million will expire based on such limitations. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards. As of December 31, 2021, the Company had state NOL carryforwards of $24.0 million which have a 12-year carryforward period and will begin to expire starting in 2027.

A reconciliation of the U.S statutory rate to the Company’s effective tax rate is as follows:

Year ended December 31,	2021	2020
Federal rate	21.0%	21.0%
State rate	7.5	7.5
Valuation allowance	(27.4)	(27.8)
Other	(1.1)	(0.7)
	—%	—%

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

December 31,	2021	2020
Deferred tax assets
Net operating loss	$64,850	$46,158
Interest expense carryforwards	88	—
Stock‑based compensation	6,305	5,053
Accrued clinical trials	330	99
Accrued compensation	724	571
Accrued expenses and other, net	582	452
Total deferred tax assets	72,879	52,333
Less valuation allowance	$(72,879)	$(52,333)
Net deferred tax assets	—	—
Net deferred taxes	$—	$—

The Company files federal and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. As of December 31, 2021, the Company’s tax years through December 31, 2020 are subject to examination by the U.S. federal and state taxing authorities with the exception of the December 31, 2018 tax year.

17.      Commitments and contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of December 31, 2021.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2021. The Company does not anticipate recognizing any significant losses relating to these arrangements.

18.      Subsequent events

On March 15, 2022, the Second Tranche Term Loan was funded for $10.0 million. In connection with this funding, the Company issued 98,399 warrants to the Company’s common stock. The terms of the warrants are described in Note 11.

Item 16. Form 10-K Summary

The Company has elected not to include summary information.

EXHIBIT INDEX

Exhibit No.	Exhibit Index

1.1

Loan and Security Agreement, by and between Aptinyx Inc. and K2 HealthVentures LLC, dated September 15, 2021, incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on September 16, 2021).

1.2

Sales Agreement, by and among Aptinyx Inc. and Cowen and Company, LLC, dated September 16, 2021, incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on September 16, 2021).

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
4.4

Warrant to Purchase Shares of Common Stock by and between Aptinyx Inc. and K2 HealthVentures LLC, dated September 15, 2021, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on September 16, 2021).

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

104	Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101)
†	Confidential treatment has been granted for portions of this Exhibit pursuant to Rule 406 promulgated under the Securities Act of 1933, as amended.
*	Filed herewith.
#	Indicates a management contract or any compensatory plan, contract or arrangement.
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

APTINYX INC.

By:	/s/ ANDREW KIDD
Andrew Kidd, M.D.
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANDREW KIDD	Director and Chief Executive Officer (Principal Executive Officer)	March 23, 2022
Andrew Kidd, M.D.

/s/ ASHISH KHANNA	Chief Financial Officer and Chief Business Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2022
Ashish Khanna

/s/ NORBERT G. RIEDEL	Executive Chairman of the Board of Directors	March 23, 2022
Norbert G. Riedel, Ph.D.

/s/ PATRICK G. ENRIGHT	Director	March 23, 2022
Patrick G. Enright

/s/ HENRY GOSEBRUCH	Director	March 23, 2022
Henry O. Gosebruch

/s/ ELISHA P. GOULD III	Director	March 23, 2022
Elisha P. Gould III

/s/ ROBERT J. HOMBACH	Director	March 23, 2022
Robert J. Hombach

/s/ ADAM M. KOPPEL	Director	March 23, 2022
Adam M. Koppel, M.D., Ph.D.

/s/ JOAN W. MILLER	Director	March 23, 2022
Joan W. Miller, M.D.

/s/ GILMORE O’NEILL	Director
Gilmore O’Neill		March 23, 2022
/s/ RACHEL E. SHERMAN	Director	March 23, 2022
Rachel E. Sherman