Form 10-Q
period 2022-03-31
Aptinyx Inc.
filed 2022-05-12
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 4, 2022 the registrant had 67,715,718 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, commencement, and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates, NYX-2925, NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-2925, NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to retain and attract collaborators with research, development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-2925, NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;

●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from our debt financing and our initial and follow-on public offerings; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report filed with the Securities and Exchange Commission, or the SEC, on March 23, 2022, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$100,160	$106,124
Restricted cash	197	197
Prepaid expenses and other current assets	6,169	8,422
Total current assets	106,526	114,743
Property and equipment, net	128	185
Total assets	$106,654	$114,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,752	$622
Accrued expenses and other current liabilities	2,985	5,064
Total current liabilities	4,737	5,686
Term loan, non-current	24,292	14,155
Other long-term liabilities	140	331
Total liabilities	$29,169	$20,172
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of March 31, 2022 and December 31, 2021, 67,716 issued and outstanding as of March 31, 2022 and December 31, 2021	677	677
Additional paid-in capital	384,522	381,966
Accumulated deficit	(307,714)	(287,887)
Total stockholders’ equity	$77,485	$94,756
Total liabilities and stockholders’ equity	$106,654	$114,928

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	March 31,
	2022	2021
Revenues:
Collaboration revenue	$—	$1,000
Operating expenses:
Research and development	13,602	10,314
General and administrative	5,777	4,976
Total operating expenses	19,379	15,290
Loss from operations	(19,379)	(14,290)
Other (income) expense, net	(29)	(64)
Interest expense	477	—
Net loss and comprehensive loss	$(19,827)	$(14,226)
Net loss per share attributable to common stockholders, basic and diluted	$(0.29)	$(0.22)
Weighted-average number of common shares outstanding, basic and diluted	67,716	66,043

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(19,827)	$(14,226)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	38	412
Change in fair value of derivative liability associated with contingently issuable warrants	15	—
Non-cash interest expense related to term loan	139	—
Stock-based compensation expense	2,350	2,655
Changes in operating assets and liabilities:
Prepaid expenses and other assets	2,375	2,703
Accounts receivable	—	257
Accounts payable	1,075	405
Accrued expenses and other liabilities	(2,089)	(1,190)
Net cash used in operating activities	(15,924)	(8,984)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	90
Net cash provided by investing activities	—	90
Cash flows from financing activities:
Proceeds from stock options exercised	—	72
Repurchase of shares for tax withholdings	—	(7)
Proceeds from issuance of term loan, net of issuance costs paid to lender	10,000	—
Payment of debt issuance costs	(13)	—
Proceeds from at the market offering, net of sales commission	—	14,615
Payment of offering costs	(27)	(4)
Net cash provided by financing activities	9,960	14,676
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,964)	5,782
Cash, cash equivalents and restricted cash, at beginning of period	106,321	141,299
Cash, cash equivalents and restricted cash, at end of period	$100,357	$147,081
Supplemental disclosure of cash flow information:
Cash paid for interest	$298	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$95	$60
Debt issuance costs not yet paid	2	—
Issuance of warrants in connection with term loan financing	206	—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	5	—	—	—	—
Repurchase of shares for tax withholdings	(2)	—	(7)	—	(7)
Stock-based compensation	—	—	2,655	—	2,655
Issuance of common stock upon at the market offering , net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Issuance of common stock upon exercise of stock options	40	—	72	—	72
Net loss	—	—	—	(14,226)	(14,226)
Balance at March 31, 2021	66,930	$669	$375,499	$(227,227)	$148,941

Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756
Stock-based compensation	—	—	2,350	—	2,350
Issuance of warrants in connection with term loan financing	—	—	206	—	206
Net loss	—	—	—	(19,827)	(19,827)
Balance at March 31, 2022	67,716	$677	$384,522	$(307,714)	$77,485

See accompanying notes to the unaudited condensed financial statements.

Aptinyx Inc.

Notes to Condensed Financial Statements

(unaudited)

1.           Organization

Description of business

Aptinyx Inc. (the “Company” or “Aptinyx”) was incorporated in Delaware on June 24, 2015, and maintains its headquarters in Evanston, Illinois.

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

On September 15, 2021, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“Lender”). The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time the Company entered into the agreement and $10.0 million of which was funded on March 14, 2022. See Note 7 for additional details regarding the Loan Agreement.

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

On March 24, 2022, the Company entered into an amendment to the 2021 Sales Agreement (the “2022 Sales Agreement”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at the market” offering program (the “2022 ATM Offering”) and which supersedes the 2021 Sales Agreement and 2021 ATM Offering. The 2022 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2022 ATM Offering. As of the date of these financial statements, no shares of common stock have been issued and sold pursuant to the 2022 Sales Agreement.

As of March 31, 2022, the Company had cash and cash equivalents of $100.2 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”) filed with the SEC on March 23, 2022.

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

Significant accounting policies

The Company’s significant accounting policies are described herein and in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2022.

Recently issued accounting pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), as amended, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard became effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company anticipates that the adoption of this standard will have an impact on its balance sheet due to the recognition of right-of-use assets and lease liabilities; however, the Company is currently evaluating the impact that the adoption of ASU 2016-02 may have on its condensed financial statements.

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

	As of	As of
	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$100,160	$106,124
Short-term and long-term restricted cash	197	197
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$100,357	$106,321

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2022	2021
Prepaid clinical	$2,639	$4,693
Prepaid insurance	593	1,122
Prepaid manufacturing costs	2,669	2,241
Other prepaid expenses and current assets	268	366
Total prepaid expenses and other current assets	$6,169	$8,422

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2022	2021
Employee-related expenses	$760	$2,567
Development costs and sponsored research	301	1,347
Clinical trials	1,252	810
Other	672	340
Total accrued expenses and other current liabilities	$2,985	$5,064

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 are as follows (in thousands):

	March 31,
	2022	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$91,903	$91,903	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$92,100	$92,100	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$140	$—	$—	$140
Total Liabilities	$140	$—	$—	$140

Assets measured at fair value on a recurring basis as of December 31, 2021 are as follows (in thousands):

	December 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$103,859	$103,859	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$104,056	$104,056	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$331	$—	$—	$331
Total Liabilities	$331	$—	$—	$331

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2022	2021
Office equipment and furniture	152	152
Laboratory equipment	401	401
Leasehold improvements	979	979
Less accumulated depreciation	(1,404)	(1,347)
Property and equipment, net	$128	$185

Depreciation expense was less than $0.1 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. The Company disposed of certain laboratory equipment during the three months ended March 31, 2021 that were fully depreciated at the time of disposal.

7.           Debt

On September 15, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $50.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in four potential tranches: (i) a $15.0 million term loan facility funded on September 15, 2021 (the “First Tranche Term Loan”), (ii) a $10.0 million term loan facility (the “Second Tranche Term Loan”) funded on March 14, 2022, (iii) a $10.0 million term loan facility (the “Third Tranche Term Loan”) available at the Company’s option between July 1, 2022 and December 1, 2022 subject to the draw of the Second Tranche Term Loan and positive Phase 2 clinical data from NYX-2925 or NYX-458 and progression of another clinical asset, and (iv) a $15.0 million term loan facility (the “Fourth Tranche Term Loan”) available through July 1, 2023 at the Company’s option but subject to review of financial and clinical plans and Lender’s Investment Committee approval. All four of these term loans have a maturity date of September 1, 2025.

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of March 31, 2022.

Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of $0.5 million for the three months ended March 31, 2022.

Future principal debt payments of the term loans funded as of March 31, 2022 are as follows (in thousands):

2023	$2,901
2024	12,213
2025	9,886
2026	—
Total principal payments	25,000
Exit Fee	1,613
Total principal payments and Exit Fee	26,613
Less: Unamortized debt discount related to warrants	(462)
Less: Unamortized debt discount related to Exit Fee	(1,468)
Less: Unamortized debt issuance costs	(391)
Term loan, non-current	$24,292

8.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three months ended March 31, 2022 and 2021 was as follows (in thousands):

	Three months ended
	March 31,
	2022	2021
Research and development	$375	$737
General and administrative	1,975	1,918
Total stock‑based compensation expense	$2,350	$2,655

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2021	10,713	$5.36	8.07	$718
Granted	1,715	3.58
Exercised	—	—
Forfeited and canceled	—	—
Outstanding, March 31, 2022	12,428	$5.12	8.11	$27
Vested and expected to vest at March 31, 2022	12,428	$5.12	8.11	$27
Exercisable at March 31, 2022	5,768	$6.75	6.92	$25

During the three months ended March 31, 2022 and 2021, the Company granted 1.7 million and 2.3 million stock options, respectively, and these options had a weighted-average grant-date fair value of $2.74 and $2.98 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2022, were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the three months ended March 31, 2022, is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry, which includes the historical volatility of the Company’s stock since the Company’s initial public offering. As of March 31, 2022, there was $17.3 million of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.8 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock units

In June 2020, the Company issued an aggregate of 205,200 restricted stock units to employees. The restricted stock units issued in 2020 vested ten months from the date of grant. Such shares were not accounted for as outstanding until they vested. Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.0 million and $0.6 million for the three months ended in March 31, 2022 and 2021, respectively. There were no unvested restricted stock units as of March 31, 2022.

9.         Warrants and derivative liability

Warrants

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

On March 14, 2022, in connection with the funding of the Second Tranche Term Loan, the Company issued a warrant exercisable for 98,399 shares of the Company’s common stock at an exercise price of $2.29 per share. The warrant is immediately exercisable for 98,399 shares and expires on September 15, 2031.

No warrants had been exercised as of March 31, 2022. Any shares of the Company’s common stock issued upon exercise of the warrants are permitted to be settled in unregistered shares. The warrants are classified as equity as they meet all of the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrants for initial measurement and date of funding of the Second Tranche Term Loan, and reassesses whether equity classification for the warrants are appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

The Company determined that the fair value of the warrants issued in connection with the First Tranche Term Loan and Second Tranche Term Loan was $0.3 million and $0.2 million, respectively. The specific assumptions used to determine the fair value of the warrants were as follows:

	First Tranche	Second Tranche
	Term Loan	Term Loan

Expected volatility	95%	93%
Expected dividends	None	None
Expected term	5.00 Years	5.00 Years
Risk-free rate	0.81%	2.10%

Derivative Liability

The Additional Warrants’ (as defined below) derivative liability will be remeasured each reporting period until settled or extinguished with subsequent changes in fair value recorded through other income (expense), net in the condensed statements of operations. The fair value of the Additional Warrants derivative liability was determined using a Black-Scholes option pricing model based on the same input assumptions above, with an additional assessment required for the probability that the Additional Tranche Term Loans will be funded which would trigger the issuance of the Additional Warrants.

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

As a result of the funding of the Second Tranche Term Loan, the Company issued a warrant exercisable for 98,399 shares of the Company’s common stock at $2.29 per share. Upon issuing the warrants, the Company reclassified the related portion of its Additional Warrants derivative liability into equity. The remaining Additional Warrant Liability that remains outstanding was remeasured as of period end. The Company recorded a less than $0.1 million loss on change in fair value through other (income) expense, net in the condensed statement of operations.

The following table provides a reconciliation of the beginning and ending balances for the Company’s Additional Warrants derivative liability recognized in connection with the term loan measured at fair value using significant unobservable inputs (Level 3):

Additional
Warrants
Balance at December 31, 2021	$331
Fair value of Additional Warrant Derivative Liability issued during the period	—
Change in fair value	15
Derecognition	(206)
Balance at March 31, 2022	$140

The specific assumptions used to determine the fair value of the warrants as of March 31, 2022, and December 31, 2021 were as follows:

	March 31,	December 31,
	2022	2021

Expected volatility	93%	95%
Expected dividends	None	None
Expected term	5.00 Years	5.00 Years
Risk-free rate	2.42%	1.26%

10.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended March 31, 2022 and 2021 (in thousands, except per share data):

	Three months ended
	March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(19,827)	$(14,226)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	66,043
Net loss per share attributable to common stockholders—basic and diluted	$(0.29)	$(0.22)

The following common stock equivalents outstanding as of March 31, 2022 and 2021, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	March 31,
	2022	2021
Stock options issued and outstanding	12,428	8,939
Unvested restricted stock	—	1,085
Warrants	246	—
Total	12,674	10,024

11.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2022, and December 31, 2021.

12.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March 31, 2022.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

13.Subsequent Event

On April 6, 2022, the Company executed an amendment to extend the lease agreement with its landlord for office space totaling 22,672 square feet through September 30, 2023 resulting in $1.1 million of additional commitments.

On April 7, 2022, the Company announced results from a Phase 2b clinical study evaluating the effects of NYX-2925 in patients with painful diabetic peripheral neuropathy, or DPN, in which NYX-2925 did not achieve statistically significant separation from placebo on the study’s primary endpoint.

On April 14, 2022, the Company temporarily paused the initiation of its Phase 2b study of the 150 mg dose of NYX-783 in patients with post-traumatic stress disorder or PTSD.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 23, 2022.

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

NYX-2925 is in clinical development for the treatment of centralized pain. On April 7, 2022, we announced that NYX-2925 did not achieve statistically significant separation from placebo on the primary endpoint in a Phase 2b study evaluating its effects in patients with painful DPN, and that the study results do not currently point to a path forward in development for painful DPN. We are currently evaluating NYX-2925 in a Phase 2b study evaluating the efficacy and safety in 305 patients with fibromyalgia.

NYX-783 is in Phase 2b clinical development for the treatment of post-traumatic stress disorder, or PTSD. We are currently enrolling a Phase 2b study evaluating the efficacy and safety of a 50 mg dose of NYX-783 in approximately 300 patients with PTSD. On April 19, 2022, we announced a temporary pause of the initiation of a second Phase 2b study evaluating a 150 mg dose of NYX-783 in patients with PTSD. The 150 mg study had not enrolled any patients at the time of the announcement and the study initiation was paused to conserve capital and extend operational runway.

NYX-458 is in clinical development for the treatment of cognitive impairment associated with neurodegenerative conditions. We are currently enrolling a Phase 2 exploratory study evaluating safety and potential cognitive benefits of NYX-458 in approximately 100 patients with cognitive impairment associated with Parkinson’s disease or dementia with Lewy bodies.

The COVID-19 pandemic has and could further adversely impact our clinical and/or preclinical studies, as well as our business operations. We continue to evaluate the impact of the COVID-19 pandemic on patients and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies to mitigate the risk of exposure to COVID-19 by our personnel, including a work-from-home policy applicable to the majority of our personnel, and a phased approach to bringing personnel back to our locations over time. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early stage research and discovery efforts, we do not rely on these revenues to fund our operations. In connection with the contractual conclusion of our research collaboration with Allergan in February 2021, we do not expect to receive further revenues from this collaboration.

From our inception through March 31, 2022, we have raised an aggregate of $135.0 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO, $104.4 million of gross proceeds from our follow-on public offerings and our “at the market” offering program, or the ATM Offering, and $25.0 million of gross proceeds from our Loan Agreement. See “Liquidity and capital resources.” Our net losses were $74.9 million and $50.1 million for the years ended December 31, 2021 and 2020, respectively, and $19.8 million and $14.2 million for the three months ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $307.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Other (income) expense, net, and interest expense

Other (income) expense, net and interest expense consists primarily of the interest income earned on our cash and cash equivalents and interest expense on our Loan Agreement, and includes changes in fair value of the derivative liability associated with our obligation to issue additional warrants in connection with subsequent draws under our Loan Agreement.

Results of operations

Comparison of the three months ended March 31, 2022 and 2021

The following table summarizes our results of operations for the three months ended March 31, 2022 and 2021 (in thousands):

	Year
	ended March 31,		Increase
	2022	2021	(Decrease)
Revenues:
Collaboration revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	13,602	10,314	3,288
General and administrative	5,777	4,976	801
Total operating expenses	19,379	15,290	4,089
Loss from operations	(19,379)	(14,290)	5,089
Other (income) expense, net	(29)	(64)	35
Interest expense	477	—	477
Net loss and comprehensive loss	$(19,827)	$(14,226)	$5,601

Collaboration revenue

Collaboration revenue was $0.0 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively, and was attributable to our research collaboration with Allergan. The payments by Allergan associated with the jointly funded research activities and option exercise period under the research collaboration came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2022 and 2021 (in thousands):

	Year
	ended March 31,		Increase
	2022	2021	(Decrease)
NYX-2925	$4,529	$5,779	$(1,250)
NYX-783	4,551	777	3,774
NYX-458	1,460	536	924
Preclinical research and discovery programs	860	893	(33)
Personnel and related costs	2,202	2,329	(127)
Total research and development expenses	$13,602	$10,314	$3,288

Research and development expenses were $13.6 million for the three months ended March 31, 2022, compared to $10.3 million for the three months ended March 31, 2021. The net increase of approximately $3.3 million was primarily due to the following:

●	a decrease of approximately $1.3 million related to the completion of enrollment in our Phase 2b clinical studies of NYX-2925 in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively; offset by
●	an increase of approximately $0.9 million related to enrollment in our Phase 2 exploratory study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, which had been temporarily suspended from March 2020 to April 2021 due to challenges associated with the COVID-19 pandemic; and
●	an increase of approximately $3.8 million in clinical, regulatory, and drug product costs related to the initiation of two Phase 2b PTSD studies of NYX-783 in patients with PTSD.

General and administrative expense

General and administrative expenses were $5.8 million for the three months ended March 31, 2022, compared to $5.0 million for the three months ended March 31, 2021.

Other (income) expense, net

Other (income) expense was less than $0.1 million for the three months ended March 31, 2022, compared to $0.1 million for the three months ended March 31, 2021.

Interest expense

Interest expense, net was $0.5 million for the three months ended March 31, 2022 due to interest expense associated with our Loan Agreement.

Liquidity and capital resources

From our inception through March 31, 2022, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

On March 24, 2022, we entered into an amendment to the 2021 Sales Agreement (the “2022 Sales Agreement”) with Cowen pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $75.0 million under an “at the market” offering program (the “2022 ATM Offering”) and which supersedes the 2021 Sales Agreement and 2021 ATM Offering. The 2022 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2022 ATM Offering. To date, no shares of common stock have been issued and sold pursuant to the 2022 Sales Agreement.

On September 15, 2021, we entered into a loan and security agreement with K2 HealthVentures LLC, or Loan Agreement. The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time we entered into the agreement and $10.0 million of which was funded on March 14, 2022. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 7.95% and (ii) the prime rate as published in the Wall Street Journal plus 4.70%. We are required to make monthly interest-only payments through September 2023. If we draw the third tranche, the interest-only period will be extended through October 2024. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in September 2025. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 6.45% of the loans borrowed. We have the option to prepay the loans in whole, subject to a prepayment fee of 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. We are obligated to pay a loan origination fee of 0.8% of each term loan that is funded under the Loan Agreement. The Loan Agreement also restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others.

As of March 31, 2022, we had cash and cash equivalents of $100.2 million. We invest our cash equivalents in liquid money market accounts.

Funding requirements

Our primary uses of capital are, and we expect will continue to be, research and development activities, compensation and related expenses, product manufacturing, laboratory and related supplies, legal, and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, and general overhead costs. We expect to continue incurring significant expenses and operating losses for the foreseeable future. In addition, since the closing of our IPO, we have incurred, and expect to continue to incur, costs associated with operating as a public company. We anticipate that our expenses will increase in connection with our ongoing activities as we:

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of March 31, 2022 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2022 and 2021 (in thousands):

	Three months ended
	March 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(15,924)	$(8,984)
Investing activities	—	90
Financing activities	9,960	14,676
Net (decrease) increase in cash, cash equivalents and restricted cash	$(5,964)	$5,782

Operating activities

For the three months ended March 31, 2022, compared to the same period in 2021, the $6.9 million increase in net cash used in operating activities was primarily due to a $5.7 million increase in our net loss year over year, driven mostly by lower collaboration revenue, higher research and development expenses, and offset by a decrease in the use of cash of $0.7 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs and a $0.5 million decrease in non-cash expenses related primarily to depreciation expense and stock-based compensation.

Investing activities

For the three months ended March 31, 2022, compared to the same period in 2021, the $0.1 million decrease in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021.

Financing activities

For the three months ended March 31, 2022, compared to the same period in 2021, the $4.7 million decrease in net cash provided by financing activities was primarily due to $14.6 million of net proceeds received from our loan and security agreement compared to $10.0 million of net proceeds received from our loan and security agreement.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described in the notes of our condensed financial statements included herein and our critical accounting estimates are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies or critical accounting estimates through March 31, 2022 from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief

Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2022, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

We may fail to continue to meet the listing standards of Nasdaq, and as a result our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. There can be no assurance that we will continue to meet the minimum bid price requirement, or any other requirement in the future. If we fail to meet the minimum bid price requirement once the temporary suspension is lifted, The Nasdaq Stock Market LLC may initiate the delisting process with a notification letter. If we were to receive such a notification, we would be afforded a grace period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Pursuant to the Loan Agreement, on September 15, 2021, in connection with the funding of the First Tranche Term Loan, the Company issued a warrant exercisable for 147,600 shares of the Company’s common stock at an exercise price of $2.29 per share. The warrant is immediately exercisable for 147,600 shares and expires on September 15, 2031. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act.

Pursuant to the Loan Agreement, on March 14, 2022, in connection with the funding of the Second Tranche Term Loan, the Company issued a warrant exercisable for 98,399 shares of the Company’s common stock at an exercise price of $2.29 per share. The warrant is immediately exercisable for 98,399 shares and expires on September 15, 2031. The issuance of these warrants was exempt from registration under Section 4(a)(2) of the Securities Act.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
1.1

Loan and Security Agreement, by and between Aptinyx Inc. and K2 HealthVentures LLC, dated September 15, 2021 (incorporated by reference from Exhibit 1.1 to the Company’s Current Report on Form 8-K, dated September 15, 2021)

1.2

Sales Agreement, by and among Aptinyx Inc. and Cowen and Company, LLC, dated September 16, 2021 (incorporated by reference from Exhibit 1.2 to the Company’s Current Report on Form 8-K, dated September 15, 2021)

3

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

APTINYX INC.

Date: May 12, 2022	By:	/s/ Andrew Kidd
Andrew Kidd
Chief Executive Officer (Principal executive officer)

Date: May 12, 2022	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)