Form 10-Q
period 2022-06-30
Aptinyx Inc.
filed 2022-08-04
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 2, 2022 the registrant had 67,715,718 shares of common stock, $0.01 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$85,269	$106,124
Restricted cash	105	197
Prepaid expenses and other current assets	6,766	8,422
Total current assets	92,140	114,743
Other assets	92	—
Property and equipment, net	74	185
Total assets	$92,306	$114,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,106	$622
Accrued expenses and other current liabilities	3,576	5,064
Total current liabilities	5,682	5,686
Term loan, non-current	24,498	14,155
Other long-term liabilities	27	331
Total liabilities	$30,207	$20,172
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of June 30, 2022 and December 31, 2021, 67,716 issued and outstanding as of June 30, 2022 and December 31, 2021	677	677
Additional paid-in capital	386,803	381,966
Accumulated deficit	(325,381)	(287,887)
Total stockholders’ equity	$62,099	$94,756
Total liabilities and stockholders’ equity	$92,306	$114,928

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenue	$—	$—	$—	$1,000
Operating expenses:
Research and development	11,909	14,796	25,511	25,110
General and administrative	5,196	5,070	10,973	10,046
Total operating expenses	17,105	19,866	36,484	35,156
Loss from operations	(17,105)	(19,866)	(36,484)	(34,156)
Other (income) expense, net	(195)	(47)	(224)	(111)
Interest expense	757	—	1,234	—
Net loss and comprehensive loss	$(17,667)	$(19,819)	$(37,494)	$(34,045)
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	$(0.29)	$(0.55)	$(0.51)
Weighted-average number of common shares outstanding, basic and diluted	67,716	67,381	67,716	66,716

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(37,494)	$(34,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	87	450
Change in fair value of derivative liability associated with contingently issuable warrants	(109)	—
Non-cash interest expense related to term loan	350	—
Stock-based compensation expense	4,631	5,133
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,887	3,692
Accounts receivable	—	257
Accounts payable	1,406	(775)
Accrued expenses and other liabilities	(1,440)	(467)
Net cash used in operating activities	(30,682)	(25,755)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	121
Net cash provided by investing activities	—	121
Cash flows from financing activities:
Proceeds from stock options exercised	—	133
Repurchase of shares for tax withholdings	—	(912)
Proceeds from issuance of term loan, net of issuance costs paid to lender	10,000	—
Payment of debt issuance costs	(20)	—
Proceeds from at the market offering, net of sales commission	—	14,615
Payment of offering costs	(153)	(4)
Net cash provided by financing activities	9,827	13,832
Net (decrease) in cash, cash equivalents and restricted cash	(20,855)	(11,802)
Cash, cash equivalents and restricted cash, at beginning of period	106,321	141,299
Cash, cash equivalents and restricted cash, at end of period	$85,466	$129,497
Supplemental disclosure of cash flow information:
Cash paid for interest	$798	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$78	$—
Issuance of warrants in connection with term loan financing	206	—

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at March 31, 2022	67,716	$677	$384,522	$(307,714)	$77,485
Stock‑based compensation	—	—	2,281	—	2,281
Net loss	—	—	—	(17,667)	(17,667)
Balance at June 30, 2022	67,716	$677	$386,803	$(325,381)	$62,099

Balance at March 31, 2021	66,930	$669	$375,499	$(227,227)	$148,941
Issuance of common stock upon vesting of restricted stock	1,084	11	(11)	—	—
Repurchase of shares for tax withholdings	(345)	(3)	(902)	—	(905)
Stock-based compensation	—	—	2,478	—	2,478
Issuance of common stock upon exercise of stock options	47	—	61	—	61
Net loss	—	—	—	(19,819)	(19,819)
Balance at June 30, 2021	67,716	$677	$377,125	$(247,046)	$130,756

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756
Stock‑based compensation	—	—	4,631	—	4,631
Issuance of warrants in connection with term loan financing	—	—	206	—	206
Net loss	—	—	—	(37,494)	(37,494)
Balance at June 30, 2022	67,716	$677	$386,803	$(325,381)	$62,099

Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	1,089	11	(11)	—	—
Repurchase of shares for tax withholdings	(347)	(3)	(909)	—	(912)
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Stock‑based compensation	—	—	5,133	—	5,133
Issuance of common stock upon exercise of stock options	87	—	133	—	133
Net loss	—	—	—	(34,045)	(34,045)
Balance at June 30, 2021	67,716	$677	$377,125	$(247,046)	$130,756

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

As of June 30, 2022, the Company had cash and cash equivalents of $85.3 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

Significant accounting policies

The Company’s significant accounting policies are described herein and in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the six months ended June 30, 2022.

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

	As of	As of
	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$85,269	$106,124
Short-term and long-term restricted cash	197	197
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$85,466	$106,321

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2022	2021
Prepaid clinical	$3,515	$4,693
Prepaid insurance	50	1,122
Prepaid manufacturing costs	2,844	2,241
Other prepaid expenses and current assets	357	366
Total prepaid expenses and other current assets	$6,766	$8,422

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	June 30,	December 31,
	2022	2021
Employee-related expenses	$1,344	$2,567
Development costs and sponsored research	1,027	1,347
Clinical trials	592	810
Other	613	340
Total accrued expenses and other current liabilities	$3,576	$5,064

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2022, are as follows (in thousands):

	June 30,
	2022	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$76,973	$76,973	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$77,170	$77,170	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$16	$—	$—	$16
Total Liabilities	$16	$—	$—	$16

Assets measured at fair value on a recurring basis as of December 31, 2021, are as follows (in thousands):

	December 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$103,859	$103,859	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$104,056	$104,056	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$331	$—	$—	$331
Total Liabilities	$331	$—	$—	$331

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	June 30,	December 31,
	2022	2021
Office equipment and furniture	152	152
Laboratory equipment	401	401
Leasehold improvements	979	979
Less accumulated depreciation	(1,458)	(1,347)
Property and equipment, net	$74	$185

Depreciation expense was less than $0.1 million for each of the three months ended June 30, 2022 and 2021, respectively, and $0.1 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively. The Company disposed of certain laboratory equipment during the six months ended June 30, 2021, that were fully depreciated at the time of disposal.

7.           Debt

On September 15, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender has agreed to make available to the Company term loans in an aggregate principal amount of up to $50.0 million under the Loan Agreement. The Company plans to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provides a term loan commitment of $50.0 million in four potential tranches: (i) a $15.0 million term loan facility funded on September 15, 2021 (the “First Tranche Term Loan”); (ii) a $10.0 million term loan facility (the “Second Tranche Term Loan”) funded on March 14, 2022; (iii) a $10.0 million term loan facility (the “Third Tranche Term Loan”) available at the Company’s option between July 1, 2022, and December 1, 2022, subject to the draw of the Second Tranche Term Loan and positive Phase 2 clinical data from NYX-2925 or NYX-458 and progression of another clinical asset; and (iv) a $15.0 million term loan facility (the “Fourth Tranche Term Loan”) available through July 1, 2023, at the Company’s option but subject to review of financial and clinical plans and Lender’s Investment Committee approval. All four of these term loans have a maturity date of September 1, 2025.

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of June 30, 2022.

Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of $0.8 million for the three months ended June 30, 2022, and $1.2 million for the six months ended June 30, 2022.

Future principal debt payments of the term loans funded as of June 30, 2022, are as follows (in thousands):

2023	$2,867
2024	12,167
2025	9,966
2026	—
Total principal payments	25,000
Exit Fee	1,613
Total principal payments and Exit Fee	26,613
Less: Unamortized debt discount related to warrants	(420)
Less: Unamortized debt discount related to Exit Fee	(1,335)
Less: Unamortized debt issuance costs	(360)
Term loan, non-current	$24,498

8.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three and six months ended June 30, 2022 and 2021, was as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Research and development	$444	$676	$819	$1,413
General and administrative	1,837	1,802	3,812	3,720
Total stock‑based compensation expense	$2,281	$2,478	$4,631	$5,133

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2021	10,713	$5.36	8.07	$718
Granted	2,286	2.98
Exercised	—	—
Forfeited and canceled	(383)	3.97
Outstanding, June 30, 2022	12,616	$4.97	7.82	$19
Vested and expected to vest at June 30, 2022	12,616	$4.97	7.82	$19
Exercisable at June 30, 2022	6,282	$6.64	6.61	$2

During the six months ended June 30, 2022 and 2021, the Company granted 2.3 million and 3.1 million stock options, respectively, and these options had a weighted-average grant-date fair value of $2.28 and $2.73 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the six months ended June 30, 2022, were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the six months ended June 30, 2022, is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry, which includes the historical volatility of the Company’s stock since the Company’s initial public offering. As of June 30, 2022, there was $14.6 million of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.7 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock units

In June 2020, the Company issued an aggregate of 205,200 restricted stock units to employees. The restricted stock units issued in 2020 vested ten months from the date of grant. Such shares were not accounted for as outstanding until they vested. Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.0 million and $0.2 million for the three months ended in June 30, 2022 and 2021, respectively, and $0.0 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively. There were no unvested restricted stock units as of June 30, 2022.

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

No warrants had been exercised as of June 30, 2022. Any shares of the Company’s common stock issued upon exercise of the warrants are permitted to be settled in unregistered shares. The warrants are classified as equity as they meet all of the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrants for initial measurement and date of funding of the Second Tranche Term Loan, and reassesses whether equity classification for the warrants is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

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

As a result of the funding of the Second Tranche Term Loan, the Company issued a warrant exercisable for 98,399 shares of the Company’s common stock at $2.29 per share. Upon issuing the warrants, the Company reclassified the related portion of its Additional Warrants derivative liability into equity. The remaining Additional Warrant Liability that remains outstanding was remeasured as of period end. The Company recorded a $0.1 million loss on change in fair value through other (income) expense, net in the condensed statement of operations.

The following table provides a reconciliation of the beginning and ending balances for the Company’s Additional Warrants derivative liability recognized in connection with the term loan measured at fair value using significant unobservable inputs (Level 3):

Additional
Warrants
Balance at December 31, 2021	$331
Fair value of Additional Warrant Derivative Liability issued during the period	—
Change in fair value	(109)
Derecognition	(206)
Balance at June 30, 2022	$16

The specific assumptions used to determine the fair value of the warrants as of June 30, 2022, and December 31, 2021 were as follows:

	June 30,	December 31,
	2022	2021

Expected volatility	97%	95%
Expected dividends	None	None
Expected term	5.00 Years	5.00 Years
Risk-free rate	3.01%	1.26%

10.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and six months ended June 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(17,667)	$(19,819)	$(37,494)	$(34,045)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	67,381	67,716	66,716
Net loss per share attributable to common stockholders—basic and diluted	$(0.26)	$(0.29)	$(0.55)	$(0.51)

The following common stock equivalents outstanding as of June 30, 2022 and 2021, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	June 30,
	2022	2021
Stock options issued and outstanding	12,616	9,488
Warrants	246	—
Total	12,862	9,488

11.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of June 30, 2022, and December 31, 2021.

12.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of June 30, 2022.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of June 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended June 30, 2022 and 2021, and $0.4 million for each of the six months ended June 30, 2022 and 2021.

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

NYX-2925 is in clinical development for the treatment of centralized pain. On April 7, 2022, we announced that NYX-2925 did not achieve statistically significant separation from placebo on the primary endpoint in a Phase 2b study evaluating its effects in patients with painful diabetic peripheral neuropathy, or DPN, and that the study results do not currently point to a path forward in development for painful DPN. We are currently evaluating NYX-2925 in a Phase 2b study evaluating the efficacy and safety in 305 patients with fibromyalgia.

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

NYX-458 is in clinical development for the treatment of cognitive impairment associated with neurodegenerative conditions. We are currently enrolling a Phase 2 exploratory study evaluating the safety and potential cognitive benefits of NYX-458 in approximately 100 patients with cognitive impairment associated with Parkinson’s disease or dementia with Lewy bodies.

The COVID-19 pandemic has and could further adversely impact our clinical and/or preclinical studies, as well as our business operations. We continue to evaluate the impact of the COVID-19 pandemic on patients and our employees, as well as our operations and the operations of our business partners and healthcare communities. In response to the COVID-19 pandemic, we have implemented policies to mitigate the risk of exposure to COVID-19 by our personnel, including a work-from-home policy applicable to the majority of our personnel and a phased approach to bringing personnel back to our locations over time. However, the ultimate impact of the COVID-19 pandemic on our business operations is highly uncertain and subject to change and will depend on future developments which are difficult to predict.

Since our inception in June 2015, we have never generated revenue from the sale of our products and have incurred significant net losses. Our nominal revenues have been primarily derived from a research collaboration agreement with Allergan plc, or Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. While these revenues offset a small portion of the costs associated with our early-stage research and discovery efforts, we do not rely on these revenues to fund our operations. In connection with the contractual conclusion of our research collaboration with Allergan in February 2021, we do not expect to receive further revenues from this collaboration.

From our inception through June 30, 2022, we have raised an aggregate of $135.0 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO, $104.4 million of gross proceeds from our follow-on public offerings and our “at the market” offering program, or the ATM Offering, and $25.0 million of gross proceeds from our Loan Agreement. See “Liquidity and capital resources.” Our net losses were $74.9 million and $50.1 million for the years ended December 31, 2021 and 2020, respectively, and $37.5 million and $34.0 million for the six months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $325.4 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

Results of operations

Comparison of the three months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three months
	ended June 30,		Increase
	2022	2021	(Decrease)
Operating expenses:
Research and development	11,909	14,796	(2,887)
General and administrative	5,196	5,070	126
Total operating expenses	17,105	19,866	(2,761)
Loss from operations	(17,105)	(19,866)	(2,761)
Other (income) expense, net	(195)	(47)	(148)
Interest expense	757	—	757
Net loss and comprehensive loss	$(17,667)	$(19,819)	$(2,152)

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended June 30, 2022 and 2021 (in thousands):

	Three months
	ended June 30,		Increase
	2022	2021	(Decrease)
NYX-2925	$2,357	$10,248	$(7,891)
NYX-783	4,154	391	3,763
NYX-458	1,924	1,152	772
Preclinical research and discovery programs	1,148	450	698
Personnel and related costs	2,326	2,555	(229)
Total research and development expenses	$11,909	$14,796	$(2,887)

Research and development expenses were $11.9 million for the three months ended June 30, 2022, compared to $14.8 million for the three months ended June 30, 2021. The net decrease of approximately $2.9 million was primarily due to the following:

●	a decrease of approximately $7.9 million related to the completion of enrollment in our Phase 2b clinical studies of NYX-2925 in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively; offset in part by
●	an increase of approximately $0.7 million related to enrollment in our Phase 2 exploratory study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, which had been temporarily suspended from March 2020 to April 2021 due to challenges associated with the COVID-19 pandemic; and
●	an increase of approximately $3.8 million in clinical, regulatory, and drug product costs related to the initiation of Phase 2b development of NYX-783 in patients with PTSD.

General and administrative expense

General and administrative expenses were $5.1 million for each of the three months ended June 30, 2022, and June 30, 2021, respectively.

Other (income) expense, net

We recorded $0.2 million of other income for the three months ended June 30, 2022, compared to less than $0.1 million of other income for the three months ended June 30, 2021. This was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $0.8 million for the three months ended June 30, 2022, due to interest expense associated with our Loan Agreement. We did not incur interest expense in the three months ended June 30, 2021.

Comparison of the six months ended June 30, 2022 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2022 and 2021 (in thousands):

	Six months
	ended June 30,		Increase
	2022	2021	(Decrease)
Collaboration revenue	—	1,000	(1,000)
Operating expenses:
Research and development	25,511	25,110	401
General and administrative	10,973	10,046	927
Total operating expenses	36,484	35,156	1,328
Loss from operations	(36,484)	(34,156)	2,328
Other (income) expense, net	(224)	(111)	(113)
Interest expense	1,234	—	1,234
Net loss and comprehensive loss	$(37,494)	$(34,045)	$3,449

Collaboration revenue

Collaboration revenue was $0.0 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively, and was attributable to the research collaboration with Allergan. The payments by Allergan associated with the jointly funded research activities and option exercise period under the research collaboration came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the six months ended June 30, 2022 and 2021 (in thousands):

	Six months
	ended June 30,		Increase
	2022	2021	(Decrease)
NYX-2925	$6,886	$16,027	$(9,141)
NYX-783	8,705	1,168	7,537
NYX-458	3,384	1,688	1,696
Preclinical research and discovery programs	2,008	1,343	665
Personnel and related costs	4,528	4,884	(356)
Total research and development expenses	$25,511	$25,110	$401

Research and development expenses were $25.5 million for the six months ended June 30, 2022, compared to $25.1 million for the six months ended June 30, 2021. The increase of approximately $0.4 million was primarily due to the following:

●	a decrease of approximately $9.1 million related to the completion of enrollment in our Phase 2b clinical studies of NYX-2925 in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively; offset by
●	an increase of approximately $1.7 million related to enrollment in our Phase 2 exploratory study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, which had been temporarily suspended from March 2020 to April 2021 due to challenges associated with the COVID-19 pandemic; and
●	an increase of approximately $7.5 million in clinical, regulatory, and drug product costs related to the initiation of Phase 2b development of NYX-783 in patients with PTSD.

General and administrative expenses

General and administrative expenses were $10.9 million for the six months ended June 30, 2022, compared to $10.0 million for the six months ended June 30, 2021.

Other (income) expense, net

We recorded $0.2 million of other income for the six months ended June 30, 2022, compared to $0.1 million of other income for the six months ended June 30, 2021. This was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $1.2 million for the six months ended June 30, 2022, due to interest expense associated with our Loan Agreement. We did not incur interest expense in the six months ended June 30, 2021.

Liquidity and capital resources

From our inception through June 30, 2022, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

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

As of June 30, 2022, we had cash and cash equivalents of $85.3 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of June 30, 2022 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended June 30, 2022 and 2021 (in thousands):

	Six months ended
	June 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(30,682)	$(25,755)
Investing activities	—	121
Financing activities	9,827	13,832
Net (decrease) increase in cash, cash equivalents and restricted cash	$(20,855)	$(11,802)

Operating activities

For the six months ended June 30, 2022, compared to the same period in 2021, the $4.9 million increase in net cash used in operating activities was primarily due to a $3.4 million increase in our net loss year over year, driven mostly by lower collaboration revenue, higher research and development expenses, and offset by a decrease in the use of cash of $0.9 million due to changes in working capital largely driven by the timing of cash paid to support our clinical research programs and a $0.6 million decrease in non-cash expenses related primarily to stock-based compensation.

Investing activities

For the six months ended June 30, 2022, compared to the same period in 2021, the $0.1 million decrease in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021.

Financing activities

For the six months ended June 30, 2022, compared to the same period in 2021, the $4.0 million decrease in net cash provided by financing activities was primarily due to $14.6 million of net proceeds received from our at the market offering in the 2021 period compared to $9.8 million of net proceeds received from our loan and security agreement in the 2022 period.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described in the notes of our condensed financial statements included herein and our critical accounting estimates are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies or critical accounting estimates through June 30, 2022, from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of June 30, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2022, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of June 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

We may fail to continue to meet the listing standards of Nasdaq and, as a result, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. The Nasdaq Stock Market LLC initiated the delisting process by issuing a deficiency letter on June 9, 2022, notifying us that the bid price for our common stock had closed below the $1.00 per share minimum for 30 consecutive trading days, and providing us a period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days. In addition, we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

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

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on June 25, 2018).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as amended
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

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

APTINYX INC.

Date: August 4, 2022	By:	/s/ Andrew Kidd
Andrew Kidd
Chief Executive Officer (Principal executive officer)

Date: August 4, 2022	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)