Form 10-Q
period 2022-09-30
Aptinyx Inc.
filed 2022-11-08
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022 the registrant had 67,715,718 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	the timing, progress, and results of preclinical studies and clinical trials for NYX-783, NYX-458, and any future product candidates we may develop, including statements regarding the timing of initiation, commencement, and completion of studies or trials and related preparatory work, and costs associated therewith, the period during which the results of the studies will become available, our research and development programs, and our ability to demonstrate safety and efficacy of our product candidates to the satisfaction of applicable regulatory authorities;
●	the impacts of the current COVID-19 pandemic on our continuing operations, clinical development plans, including the timing of initiation, recommencement and completion of studies or trials, financial forecasts and expectations, and other matters related to our business and operations;
●	the existence or absence of side effects or other properties relating to our product candidates that could delay or prevent their regulatory approval, limit their commercial potential, or result in significant negative consequences following any potential marketing approval;
●	the potential for our identified research priorities to advance our technologies;
●	our ability to establish or maintain future collaborations or strategic relationships or obtain additional funding in connection with these relationships;
●	our ability to obtain and maintain regulatory approval of our product candidates NYX-783, NYX-458, and any other future product candidates, and any statements regarding the label of an approved product candidate, including any restrictions, limitations, and/or warnings therein;
●	our intellectual property position, including the scope of protection we are able to establish and maintain for intellectual property rights covering NYX-783, NYX-458, and any additional product candidates we may develop, and any statements as to whether we do or do not infringe, misappropriate, or otherwise violate any third-party intellectual property rights;
●	our ability and the potential to successfully manufacture our product candidates for clinical studies and for commercial use, if approved;
●	our ability to commercialize our products in light of the intellectual property rights of others;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	our plans to research, develop, and commercialize our product candidates;
●	our ability to retain and attract collaborators with research, development, regulatory, and commercialization expertise;
●	the size and growth potential of the markets for our product candidates and our ability to serve those markets;
●	the rate and degree of market acceptance and clinical utility of NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	the pricing and reimbursement of NYX-783, NYX-458, and any future product candidates we may develop, if approved;
●	regulatory developments in the United States and foreign countries;
●	our ability to contract with third-party suppliers and manufacturers and their ability to perform adequately;
●	the success of competing therapies that are or may become available;

●	our ability to retain the continued service of our key professionals and to identify, hire, and retain additional qualified professionals;
●	the accuracy of our estimates regarding expenses, future revenue, capital requirements, and needs for additional financing;
●	our financial performance;
●	our expectations related to the use of our cash reserves;
●	the impact of laws and regulations, including, without limitation, recently enacted tax reform legislation;
●	our expectations regarding the time during which we will be an “emerging growth company” under the Jumpstart Our Business Startups Act;
●	our use of proceeds from our debt financing and our initial and follow-on public offerings; and
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, or Annual Report, and in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$66,584	$106,124
Restricted cash	179	197
Prepaid expenses and other current assets	7,187	8,422
Total current assets	73,950	114,743
Other assets	2,219	—
Property and equipment, net	36	185
Total assets	$76,205	$114,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$474	$622
Accrued expenses and other current liabilities	2,220	5,064
Total current liabilities	2,694	5,686
Term loan, non-current	24,709	14,155
Other long-term liabilities	10	331
Total liabilities	$27,413	$20,172
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of September 30, 2022 and December 31, 2021, 67,716 issued and outstanding as of September 30, 2022 and December 31, 2021	677	677
Additional paid-in capital	388,799	381,966
Accumulated deficit	(340,684)	(287,887)
Total stockholders’ equity	$48,792	$94,756
Total liabilities and stockholders’ equity	$76,205	$114,928

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Collaboration revenue	$—	$—	$—	$1,000
Operating expenses:
Research and development	10,008	16,278	35,519	41,388
General and administrative	4,649	4,928	15,622	14,974
Total operating expenses	14,657	21,206	51,141	56,362
Loss from operations	(14,657)	(21,206)	(51,141)	(55,362)
Other (income) expense, net	(208)	(47)	(432)	(158)
Interest expense	854	72	2,088	72
Net loss and comprehensive loss	$(15,303)	$(21,231)	$(52,797)	$(55,276)
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	$(0.31)	$(0.78)	$(0.82)
Weighted-average number of common shares outstanding, basic and diluted	67,716	67,716	67,716	67,053

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(52,797)	$(55,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	119	488
Change in fair value of derivative liability associated with contingently issuable warrants	(115)	—
Non-cash interest expense related to term loan	562	19
Stock-based compensation expense	6,627	7,395
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(754)	1,258
Accounts receivable	—	257
Accounts payable	(147)	1,818
Accrued expenses and other liabilities	(2,802)	(324)
Net cash used in operating activities	(49,307)	(44,365)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	122
Net cash provided by investing activities	—	122
Cash flows from financing activities:
Proceeds from stock options exercised	—	133
Repurchase of shares for tax withholdings	—	(912)
Proceeds from issuance of term loan, net of issuance costs paid to lender	10,000	14,638
Payment of debt issuance costs	(21)	(38)
Proceeds from at the market offering, net of sales commission	—	14,615
Payment of offering costs	(230)	(5)
Net cash provided by financing activities	9,749	28,431
Net decrease in cash, cash equivalents and restricted cash	(39,558)	(15,812)
Cash, cash equivalents and restricted cash, at beginning of period	106,321	141,299
Cash, cash equivalents and restricted cash, at end of period	$66,763	$125,487
Supplemental disclosure of cash flow information:
Cash paid for interest	$1,415	$—
Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs not yet paid	$—	$114
Debt issuance costs not yet paid	—	39
Recognition of derivative liability associated with contingently issuable warrants	—	287
Issuance of warrants in connection with term loan financing	206	255

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at June 30, 2022	67,716	$677	$386,803	$(325,381)	$62,099
Stock‑based compensation	—	—	1,996	—	1,996
Net loss	—	—	—	(15,303)	(15,303)
Balance at September 30, 2022	67,716	$677	$388,799	$(340,684)	$48,792

Balance at June 30, 2021	67,716	$677	$377,125	$(247,046)	$130,756
Issuance of warrants in connection with term loan financing			255		255
Stock-based compensation	—	—	2,262	—	2,262
Net loss	—	—	—	(21,231)	(21,231)
Balance at September 30, 2021	67,716	$677	$379,642	$(268,277)	$112,042

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756
Stock‑based compensation	—	—	6,627	—	6,627
Issuance of warrants in connection with term loan financing	—	—	206	—	206
Net loss	—	—	—	(52,797)	(52,797)
Balance at September 30, 2022	67,716	$677	$388,799	$(340,684)	$48,792

Balance at December 31, 2020	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	1,089	11	(11)	—	—
Repurchase of shares for tax withholdings	(347)	(3)	(909)	—	(912)
Issuance of warrants in connection with term loan financing	—	—	255	—	255
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Stock‑based compensation	—	—	7,395		7,395
Issuance of common stock upon exercise of stock options	87	—	133	—	133
Net loss	—	—	—	(55,276)	(55,276)
Balance at September 30, 2021	67,716	$677	$379,642	$(268,277)	$112,042

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

As of September 30, 2022, the Company had cash and cash equivalents of $66.6 million, which the Company believes will be sufficient to funds its planned operations for a period of at least twelve months from the date of issuance of these condensed financial statements.

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

Significant accounting policies

The Company’s significant accounting policies are described herein and in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the nine months ended September 30, 2022.

Recently issued accounting pronouncement

In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), as amended, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance. The new standard became effective for the Company for annual reporting periods beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, and early adoption is permitted. The Company does not anticipate the adoption of these amendments will have a material impact on the financial statements.

Prior Period Reclassifications

Certain amounts in prior periods may have been reclassified to conform with current period presentation. Interest expense is now presented separately in the condensed statements of operations, and previously was a component of other (income) expense, net.  These reclassifications did not affect net loss in any period presented.

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

	As of	As of
	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$66,584	$106,124
Short-term restricted cash	179	197
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$66,763	$106,321

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2022	2021
Prepaid clinical	$3,041	$4,693
Prepaid insurance	1,529	1,122
Prepaid manufacturing costs	2,261	2,241
Other prepaid expenses and current assets	356	366
Total prepaid expenses and other current assets	$7,187	$8,422

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	September 30,	December 31,
	2022	2021
Employee-related expenses	$867	$2,567
Development costs and sponsored research	455	1,347
Clinical trials	131	810
Other	767	340
Total accrued expenses and other current liabilities	$2,220	$5,064

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2022, are as follows (in thousands):

	September 30,
	2022	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$65,991	$65,991	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Total Assets	$66,170	$66,170	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$10	$—	$—	$10
Total Liabilities	$10	$—	$—	$10

Assets measured at fair value on a recurring basis as of December 31, 2021, are as follows (in thousands):

	December 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$103,859	$103,859	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$104,056	$104,056	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$331	$—	$—	$331
Total Liabilities	$331	$—	$—	$331

6.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	September 30,	December 31,
	2022	2021
Office equipment and furniture	152	152
Laboratory equipment	401	401
Leasehold improvements	979	979
Less accumulated depreciation	(1,496)	(1,347)
Property and equipment, net	$36	$185

Depreciation expense was less than $0.1 million and $0.1 million for each of the three months ended September 30, 2022 and 2021, respectively, and $0.1 million and $0.5 million for the nine months ended September 30, 2022 and 2021, respectively. The Company disposed of certain laboratory equipment during the nine months ended September 30, 2021, that were fully depreciated at the time of disposal.

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of September 30, 2022.

Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of $0.9 million for the three months ended September 30, 2022, and $2.1 million for the nine months ended September 30, 2022.

Future principal debt payments of the term loans funded as of September 30, 2022, are as follows (in thousands):

2023	$2,828
2024	12,112
2025	10,060
Total principal payments	25,000
Exit Fee	1,613
Total principal payments and Exit Fee	26,613
Less: Unamortized debt discount related to warrants	(378)
Less: Unamortized debt discount related to Exit Fee	(1,201)
Less: Unamortized debt issuance costs	(325)
Term loan, non-current	$24,709

8.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three and nine months ended September 30, 2022 and 2021, was as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Research and development	$277	$634	$1,096	$2,047
General and administrative	1,719	1,628	5,531	5,348
Total stock‑based compensation expense	$1,996	$2,262	$6,627	$7,395

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2021	10,713	$5.36	8.07	$718
Granted	2,307	2.96
Exercised	—	—
Forfeited and canceled	(1,099)	3.94
Outstanding, September 30, 2022	11,921	$5.03	7.52	$—
Vested and expected to vest at September 30, 2022	11,921	$5.03	7.52	$—
Exercisable at September 30, 2022	6,541	$6.61	6.45	$—

During the nine months ended September 30, 2022 and 2021, the Company granted 2.3 million and 3.2 million stock options, respectively, and these options had a weighted-average grant-date fair value of $2.26 and $2.71 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the nine months ended September 30, 2022, were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the nine months ended September 30, 2022, is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry, which includes the historical volatility of the Company’s stock since the Company’s initial public offering. As of September 30, 2022, there was $11.3 million of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.6 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

Restricted stock units

In June 2020, the Company issued an aggregate of 205,200 restricted stock units to employees. The restricted stock units issued in 2020 vested ten months from the date of grant. Such shares were not accounted for as outstanding until they vested. Non-cash restricted stock unit award expense recognized in the accompanying condensed statements of operations was $0.0 million and $0.0 million for the three months ended September 30, 2022 and 2021, respectively, and $0.0 million and $0.8 million for the nine months ended September 30, 2022 and 2021, respectively. There were no unvested restricted stock units as of September 30, 2022.

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

No warrants had been exercised as of September 30, 2022. Any shares of the Company’s common stock issued upon exercise of the warrants are permitted to be settled in unregistered shares. The warrants are classified as equity as they meet all of the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrants for initial measurement and date of funding of the Second Tranche Term Loan, and reassesses whether equity classification for the warrants is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

The Company determined that the fair value of the warrants issued in connection with the First Tranche Term Loan and Second Tranche Term Loan was $0.3 million and $0.2 million, respectively. The specific assumptions used to determine the initial measurement of fair value of the warrants were as follows:

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

The Company is conditionally obligated to issue a fixed number of additional warrants (“Additional Warrants”) in the amount of 344,398 shares of the Company’s common stock upon the funding of the Second, Third and Fourth Tranche Term Loans with the same exercise price and contractual term. The contingent obligation to issue the Additional Warrants did not meet the derivative scope exception or equity classification criteria and were accounted for as a derivative liability. The contingently issuable Additional Warrants derivative liability had an initial fair value of $0.3 million and was recorded as additional debt discount and as a separate derivative liability within other long-term liabilities in the condensed balance sheet.

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s Additional Warrants derivative liability recognized in connection with the term loan measured at fair value using significant unobservable inputs (Level 3):

Additional
Warrants
Balance at December 31, 2021	$331
Fair value of Additional Warrant Derivative Liability issued during the period	—
Change in fair value	(115)
Derecognition	(206)
Balance at September 30, 2022	$10

The specific assumptions used to determine the fair value of the warrants as of September 30, 2022, and December 31, 2021 were as follows:

	September 30,	December 31,
	2022	2021

Expected volatility	98%	95%
Expected dividends	None	None
Expected term	5.00 Years	5.00 Years
Risk-free rate	4.06%	1.26%

10.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three and nine months ended September 30, 2022 and 2021 (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(15,303)	$(21,231)	$(52,797)	$(55,276)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	67,716	67,716	67,053
Net loss per share attributable to common stockholders—basic and diluted	$(0.23)	$(0.31)	$(0.78)	$(0.82)

The following common stock equivalents outstanding as of September 30, 2022 and 2021, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	September 30,
	2022	2021
Stock options issued and outstanding	11,921	9,392
Warrants	246	148
Total	12,167	9,540

11.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of September 30, 2022, and December 31, 2021.

12.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of September 30, 2022.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of September 30, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded deferred rent on the Company’s balance sheets within both accrued expenses and other current liabilities and other long-term liabilities.

Total rent expense, inclusive of lease incentives, under all the operating lease agreements amounted to $0.2 million for each of the three months ended September 30, 2022 and 2021, and $0.7 million and $0.6 million for the nine months ended September 30, 2022 and 2021.

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

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report, and Form 10-Q for the quarter ended June 30, 2022 and in section Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

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

NYX-783 is in Phase 2b clinical development for the treatment of post-traumatic stress disorder, or PTSD. We are currently enrolling a Phase 2b study evaluating the efficacy and safety of a 50 mg dose of NYX-783 in approximately 300 patients with PTSD. In June 2022, the U.S. Food and Drug Administration indicated our Investigational New Drug application to evaluate NYX-783 in opioid use disorder, or OUD, was cleared to proceed. Preclinical research and expected clinical development of NYX-783 in OUD is funded by a $5.6 million grant under the National Institutes of Health Helping to End Addiction Long-term, or HEAL, Initiative, administered by the National Institute on Drug Abuse (NIDA) and awarded to researchers at Yale University School of Medicine, who are conducting the studies.

NYX-458 is in clinical development for the treatment of cognitive impairment associated with neurodegenerative conditions. On August 25, 2022, we announced the completion of enrollment of 99 patients in our ongoing Phase 2 study of NYX-458 in cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies.

NYX-2925 is our product candidate previously in clinical development for the treatment of fibromyalgia. On August 12, 2022, we announced that statistically significant separation from placebo was not observed on the primary endpoint of a Phase 2b study of NYX-2925 in fibromyalgia patients. Patients receiving NYX-2925 showed a trend toward clinically meaningful improvement in pain, as well as in some secondary endpoints, versus placebo by week 4. However, by week 12, the placebo group had improved such that, although NYX-2925 remained numerically better, the separation was not clinically meaningful. Going forward, we will focus our existing resources on our other ongoing clinical development programs and will not be allocating additional resources to the development of NYX-2925.

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

From our inception through September 30, 2022, we have raised an aggregate of $135.0 million of gross proceeds from sales of our convertible preferred stock, $117.8 million of gross proceeds from our initial public offering, or IPO, $104.4 million of gross proceeds from our follow-on public offerings and our “at the market” offering program, or the ATM Offering, and $25.0 million of gross proceeds from our Loan Agreement. See “Liquidity and capital resources.” Our net losses were $74.9 million and $50.1 million for the years ended December 31, 2021 and 2020, respectively, and $52.8 million and $55.3 million for the nine months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of $340.7 million. Our net losses may fluctuate significantly from quarter to quarter and year to year. We expect to continue to incur significant expenses and operating losses for the foreseeable future. We anticipate that our expenses will continue to increase in connection with our ongoing activities.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19 and future health epidemics;
●	future clinical study results;
●	the scope, rate of progress, and expense of our ongoing as well as any additional preclinical studies, clinical studies and other research and development activities;
●	clinical study enrollment rate or design;
●	the manufacturing of our product candidates;
●	our ability to obtain and maintain intellectual property protection for our product candidates;
●	our ability to obtain funding for our operations, including funding necessary to complete further development and commercialization of our product candidates;
●	significant and changing government regulation;
●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;
●	the timing and receipt of regulatory approvals, if any; and
●	the risks disclosed in the section entitled “Risk Factors” of our Annual Report, and Form 10-Q for the quarter ended June 30, 2022.

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

Results of operations

Comparison of the three months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three months
	ended September 30,		Increase
	2022	2021	(Decrease)
Operating expenses:
Research and development	$10,008	$16,278	$(6,270)
General and administrative	4,649	4,928	(279)
Total operating expenses	14,657	21,206	(6,549)
Loss from operations	(14,657)	(21,206)	(6,549)
Other (income) expense, net	(208)	(47)	(161)
Interest expense	854	72	782
Net loss and comprehensive loss	$(15,303)	$(21,231)	$(5,928)

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended September 30, 2022 and 2021 (in thousands):

	Three months
	ended September 30,		Increase
	2022	2021	(Decrease)
NYX-2925	$2,674	$8,946	$(6,272)
NYX-783	2,815	1,524	1,291
NYX-458	2,271	2,493	(222)
Preclinical research and discovery programs	547	815	(268)
Personnel and related costs	1,701	2,500	(799)
Total research and development expenses	$10,008	$16,278	$(6,270)

Research and development expenses were $10.0 million for the three months ended September 30, 2022, compared to $16.3 million for the three months ended September 30, 2021. The net decrease of approximately $6.3 million was primarily due to the following:

●	a decrease of approximately $6.3 million related to the completion of enrollment in our Phase 2b clinical studies of NYX-2925 in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively;
●	a decrease of approximately $0.8 million due to employee compensation and related support costs associated with reduction in headcount and lower grant date fair market values for equity awards;
●	a decrease of approximately $0.2 million related to the completion of enrollment in our Phase 2 study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies; offset in part by
●	an increase of approximately $1.3 million in clinical, regulatory, and drug product costs related to the conduct of Phase 2b development of NYX-783 in patients with PTSD.

General and administrative expense

General and administrative expenses were $4.6 million and $4.9 million for the three months ended September 30, 2022, and September 30, 2021, respectively.

Other (income) expense, net

We recorded $0.2 million of other income for the three months ended September 30, 2022, compared to less than $0.1 million of other income for the three months ended September 30, 2021. This was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $0.9 million for the three months ended September 30, 2022, compared to $0.1 million for the three months ended September 30, 2021. This was driven by interest expense associated with our Loan Agreement.

Comparison of the nine months ended September 30, 2022 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months
	ended September 30,		Increase
	2022	2021	(Decrease)
Collaboration revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	35,519	41,388	(5,869)
General and administrative	15,622	14,974	648
Total operating expenses	51,141	56,362	(5,221)
Loss from operations	(51,141)	(55,362)	(4,221)
Other (income) expense, net	(432)	(158)	(274)
Interest expense	2,088	72	2,016
Net loss and comprehensive loss	$(52,797)	$(55,276)	$(2,479)

Collaboration revenue

Collaboration revenue was $0.0 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively, and was attributable to the research collaboration with Allergan. The payments by Allergan associated with the jointly funded research activities and option exercise period under the research collaboration came to their contractual conclusion in August 2020 and February 2021, respectively.

Research and development expenses

The following table summarizes our research and development expenses incurred during the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine months
	ended September 30,		Increase
	2022	2021	(Decrease)
NYX-2925	$9,560	$24,973	$(15,413)
NYX-783	11,520	2,692	8,828
NYX-458	5,654	4,181	1,473
Preclinical research and discovery programs	2,555	2,158	397
Personnel and related costs	6,230	7,384	(1,154)
Total research and development expenses	$35,519	$41,388	$(5,869)

Research and development expenses were $35.5 million for the nine months ended September 30, 2022, compared to $41.4 million for the nine months ended September 30, 2021. The net decrease of approximately $5.9 million was primarily due to the following:

●	a decrease of approximately $15.4 million related to the completion of enrollment in our Phase 2b clinical studies of NYX-2925 in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively;
●	a decrease of approximately $1.2 million due to employee compensation and related support costs associated with reduction in headcount and lower grant date fair market values for equity awards; offset by
●	an increase of approximately $8.8 million in clinical, regulatory, and drug product costs related to Phase 2b development of NYX-783 in patients with PTSD; and
●	an increase of approximately $1.5 million related to enrollment in our Phase 2 study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, which had been temporarily suspended from March 2020 to April 2021 due to challenges associated with the COVID-19 pandemic.

General and administrative expenses

General and administrative expenses were $15.6 million for the nine months ended September 30, 2022, compared to $15.0 million for the nine months ended September 30, 2021.

Other (income) expense, net

We recorded $0.4 million of other income for the nine months ended September 30, 2022, compared to $0.2 million of other income for the nine months ended September 30, 2021. This was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $2.0 million for the nine months ended September 30, 2022, compared to $0.1 million for the nine months ended September 30, 2021. This was driven by interest expense associated with our Loan Agreement.

Liquidity and capital resources

From our inception through September 30, 2022, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

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

On September 15, 2021, we entered into a loan and security agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time we entered into the agreement and $10.0 million of which was funded on March 14, 2022. Interest on the outstanding loan balance will accrue at a variable rate equal to the greater of (i) 7.95% and (ii) the prime rate as published in the Wall Street Journal plus 4.70%. We are required to make monthly interest-only payments through

September 2023. If we draw the third tranche, the interest-only period will be extended through October 2024. Subsequent to the interest-only period, we are required to make equal monthly principal payments plus any accrued interest until the loans mature in September 2025. Upon final payment or prepayment of the loans, we are required to pay a final payment equal to 6.45% of the loans borrowed. We have the option to prepay the loans in whole, subject to a prepayment fee of 3% if the payment occurs on or before 24 months after the initial funding date, 2% if the prepayment occurs more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurs more than 36 months after the initial funding date. We are obligated to pay a loan origination fee of 0.8% of each term loan that is funded under the Loan Agreement. The Loan Agreement also restricts certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others.

As of September 30, 2022, we had cash and cash equivalents of $66.6 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

Based on our research and development plans and our timing expectations related to the progress of our programs, we expect that our cash and cash equivalents as of September 30, 2022 will be sufficient to fund our operations for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended September 30, 2022 and 2021 (in thousands):

	Nine months ended
	September 30,
	2022	2021
Net cash provided by (used in):
Operating activities	$(49,307)	$(44,365)
Investing activities	—	122
Financing activities	9,749	28,431
Net decrease in cash, cash equivalents and restricted cash	$(39,558)	$(15,812)

Operating activities

For the nine months ended September 30, 2022, compared to the same period in 2021, the $4.9 million increase in net cash used in operating activities was primarily due to a $6.7 million increase due to changes in working capital largely driven by the timing of cash paid to support our clinical research programs and non-cash expenses of $0.7 million related primarily to stock-based compensation, offset by a $2.5 million decrease in our net loss year over year driven mostly by lower research and development expenses and collaboration revenue.

Investing activities

For the nine months ended September 30, 2022, compared to the same period in 2021, the $0.1 million decrease in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021.

Financing activities

For the nine months ended September 30, 2022, compared to the same period in 2021, the $18.7 million decrease in net cash provided by financing activities was primarily due to $14.6 million of net proceeds received from our at the market offering, $14.6 million of net proceeds received from our Loan Agreement, and $0.9 million repurchase of shares for tax withholding obligations associated with restricted stock units in the 2021 period compared to $9.8 million of net proceeds received from our Loan Agreement in the 2022 period.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described in the notes of our condensed financial statements included herein and our critical accounting estimates are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies or critical accounting estimates through September 30, 2022, from those discussed in our Annual Report.

Recent accounting pronouncements

See Note 2 to our condensed financial statements included elsewhere in this Quarterly Report on Form 10-Q.

JOBS Act accounting election

Under Section 107(b) of the Jumpstart Our Business Startups Act of 2012, as amended, or the JOBS Act, an “emerging growth company” can delay the adoption of new or revised accounting standards until such time as those standards would apply to private companies. We intend to rely on this exemption. There are other exemptions and reduced reporting requirements provided by the JOBS Act that we are currently evaluating. For example, as an “emerging growth company,” we are exempt from Sections 14A(a) and (b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which would otherwise require us to (1) submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay,” “say-on-frequency,” and “golden parachutes;” and (2) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of our chief executive officer’s compensation to our median employee compensation. We also intend to rely on an exemption from the rule requiring us to provide an auditor’s attestation report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. We will continue to remain an “emerging growth company” until the earliest of the following: (1) December 31, 2023; (2) the last day of the fiscal year in which our total annual gross revenue is equal to or more than $1.235 billion; (3) the date on which we have issued more than $1.0 billion in nonconvertible debt during the previous three years; or (4) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of September 30, 2022.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As of September 30, 2022, we have not experienced any material impact to our internal control over financial reporting due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of September 30, 2022, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

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

Our common stock currently trades on The Nasdaq Global Select Market. The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. The Nasdaq Stock Market LLC initiated the delisting process by issuing a deficiency letter on June 9, 2022, notifying us that the bid price for our common stock had closed below the $1.00 per share minimum for 30 consecutive trading days, and providing us a period of 180 calendar days to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock would need to maintain a minimum closing bid price of at least $1.00 per share for a minimum of 10 consecutive trading days prior to December 9, 2022. In the event we have not regained compliance by that date, we expect to transfer the listing of our common stock to the Nasdaq Capital Market in order to become eligible for an additional 180-day compliance period provided with respect to the minimum bid price requirement. To be eligible for the extension, we also intend to provide written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. However, even if we receive the additional compliance period, we may still be unable to meet the minimum bid price requirement within that additional 180-day period, we may be unable to complete a reverse stock split, if necessary, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, the delisting of our common stock from a national exchange would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company, or at all.

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

APTINYX INC.

Date: November 8, 2022	By:	/s/ Andrew Kidd
Andrew Kidd
Chief Executive Officer (Principal executive officer)

Date: November 8, 2022	By:	/s/ Ashish Khanna
Ashish Khanna
Chief Financial Officer and Chief Business Officer (Principal financial and accounting officer)