Form 10-K
period 2022-12-31
Aptinyx Inc.
filed 2023-03-30
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38535

APTINYX INC.

(Exact name of registrant as specified in its charter)

Delaware	47-4626057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Davis Street, Suite 600

Evanston, IL 60201

(847) 871-0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.01 per share	APTX	Nasdaq Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐ Yes    ☒ No

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $38 million based upon the closing sale price of our common stock of $0.56 on that date. Shares of common stock held by each executive officer and director and by each person who is known to own 10% or more of the outstanding common stock have been excluded as such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2023, there were 67,715,718 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates by reference portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders, which the registrant expects to file with the United States Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year.

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

Risks related to our business, financial position, and need for additional capital

●	We are exploring strategic alternatives that could significantly impact our future operations and financial position.
●	The outcomes of our recent clinical studies and resulting impact on our access to capital indicate substantial doubt exists related to our ability to continue as a going concern.
●	If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution.
●	We will need to raise additional capital.
●	The ongoing COVID-19 pandemic may materially and adversely affect our business and our financial results.
●	We have incurred significant operating losses since our inception and anticipate we will incur continued losses for the foreseeable future, and we may never generate revenue or be profitable.

Risks related to product development

●	We may not be successful in our efforts to continue to create a pipeline of product candidates or to develop commercially successful products. We may fail to expend our limited resources on product candidates or indications that may be more profitable or for which there is a greater likelihood of success.
●	We have concentrated our research and development efforts on the treatment of disorders of the brain and nervous system, a field that has seen limited success in drug development. Further, our product candidates are based on new approaches and novel technology, which makes it difficult to predict the time and cost of product candidate development and subsequently obtaining regulatory approval.
●	We may encounter difficulties in commencing or completing our clinical studies, or in enrolling subjects in our clinical studies, thereby delaying or preventing development of our product candidates.
●	Our clinical studies may fail to demonstrate adequate safety and efficacy of our product candidates, which would prevent, delay, or limit the scope of regulatory approval and commercialization.

Risks related to regulatory approval and other legal compliance matters

●	The regulatory approval processes of the FDA and comparable foreign regulatory authorities are lengthy, time-consuming, and inherently unpredictable. If we are ultimately unable to obtain regulatory approval for our product candidates, we will be unable to generate product revenue and our business will be substantially harmed.
●	If any of our product candidates obtain regulatory approval, additional competitors could enter the market with generic versions of such drugs, which may result in a material decline in sales of affected products.

●	Our employees, independent contractors, consultants, commercial partners, and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements or violations of the U.S. Foreign Corrupt Practices Act, or FCPA, and other worldwide anti-bribery laws.

Risks related to our reliance on third parties

●	We rely, and expect that we will continue to rely, on third parties to conduct any clinical studies for our product candidates and on third party suppliers to manufacture our clinical drug supplies for our product candidates, including third parties outside the United States. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	We are dependent on single-source suppliers for some of the components and materials used in, and the processes required to develop, our product candidates. Our use of single-source suppliers of raw materials, components, key processes, and finished goods exposes us to several risks, including disruptions in supply, price increases, or late deliveries.

Risks related to our intellectual property rights

●	If we are unable to adequately protect our proprietary technology, or obtain and maintain issued patents that are sufficient to protect our product candidates, others could compete against us more directly by developing and commercializing products similar or identical to ours, which would have a material adverse impact on our business, results of operations, financial condition, and prospects. Numerous factors may limit any potential competitive advantage provided by our intellectual property rights.

General company-related risks

●	Our future success depends on our ability to retain our management team and to attract, retain, and motivate qualified personnel.
●	Our ability to use our net operating loss carryforwards and certain tax credit carryforwards may be subject to limitation.

Risks related to our common stock

●	Market volatility may affect our stock price and the value of your investment.
●	Our principal stockholders and management own a significant percentage of our stock and, if they choose to act together, will be able to control or exercise significant influence over matters subject to stockholder approval, which will limit your ability to influence corporate matters and could delay or prevent a change in corporate control.
●	We are an “emerging growth company” and a “smaller reporting company”, and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make our common stock less attractive to investors.

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

Our discovery platform is based on extensive original research into a novel way of modulating NMDArs. NMDArs are a subclass of receptors for glutamate, the principal excitatory neurotransmitter in the brain and are responsible for the patterns of connectivity in the brain that arise from repeated signal transmission. They underly a range of basic processes such as learning, memory, and emotion, and are involved in a number of nervous system disorders. In particular, hypo-functioning of NMDA receptors in specific parts of the brain is implicated in a variety of neurological disorders, including each of the indications in our development pipeline.

Our molecules bind in a previously uncharacterized binding domain, or “pocket,” on NMDArs that is distinct from that of other NMDAr-targeted therapies. The mechanism by which our molecules positively modulate NMDArs triggers a cascade of activity that ultimately strengthens the synaptic connections between neural cells, resulting in stronger connections over time between these cells. The communication between neural cells is not only essential to routine function of the nervous system, but also allows the cells of the nervous system to learn, or adapt in response to external stimuli, through a process called synaptic plasticity. We believe our therapeutic approach, which positively modulates

NMDArs to enhance synaptic plasticity, affecting learning and memory processes, holds great promise for alleviating multiple disorders of the brain and nervous system.

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

Our lead asset, NYX-783, is in Phase 1 clinical development for the treatment of opioid use disorder, or OUD, and in preclinical development for the treatment of alcohol use disorder, or AUD. NYX-783 modulates NMDA receptors to increase glutamatergic activity in key regions and may act to enhance extinction learning and alleviate the emotional symptoms of opioid withdrawal. To date, we have completed preclinical studies relevant to OUD demonstrating NYX-783 was safe and well-tolerated, improved emotional withdrawal symptoms, and reduced drug-seeking behavior during withdrawal. We have also observed similar effects of NYX-783 in preclinical dtudies relevant to AUD. These observations have informed an ongoing Phase 1 study being conducted by researchers at Yale University School of Medicine, supported by a $5.6 million grant from the National Institutes of Health, or NIH, and National Institute on Drug Abuse, or NIDA.

In August 2022, we announced that we were discontinuing the development of NYX-2925 after two Phase 2b studies in chronic pain failed to demonstrate sufficent efficacy to support continued investment by Aptinyx.

In February 2023, we discontinued the development of NYX-458 in cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, following results from an exploratory Phase 2 clinical study in which NYX-458 did not demonstrate clinically meaningful improvements over placebo on the study’s efficacy endpoints The study results do not support continued development of NYX-458 by Aptinyx.

In February 2023, we implementated a strategic restructuring plan to preserve capital, reduce operating costs, and maximize the value of our assets. Consistent with our cost-cutting measures and to better align our workforce with the needs of our business, we reduced our workforce by approximately 60%. Consistent with our capital preservation efforts, we executed an early termination of our then-ongoing Phase 2b study of NYX-783 in post-traumatic stress disorder, or PTSD, to enable an analysis of the data to date (as of February 27, 2023).

In March 2023, we completed an analysis of the data available to date (as of February 27, 2023) from the first 100 patients enrolled in our Phase 2b clinical study evaluating the effects of NYX-783 in patients with PTSD. In the analysis, NYX-783 did not demonstrate sufficient improvement on the study’s primary endpoint to support continued development of the program by Aptinyx. As a result, Aptinyx will discontinue future development of NYX-783 in PTSD.

In March 2023, we announced that we are exploring strategic alternatives to maximize shareholder value and engaged Ladenburg Thalmann & Co. as our exclusive financial advisor to assist in this process. Potential strategic alternatives that may be explored or evaluated as part of the company’s ongoing evaluation include the potential for a merger, business combination, investment into the company, asset sale or other strategic transaction. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required.

Our Strategy

Our goal is to become a leading biopharmaceutical company in the discovery, development, and commercialization of innovative therapies for disorders of the brain and nervous system with significant unmet medical needs. Key elements of our strategy are to:

●	Advance the development of NYX-783 as a novel treatment for OUD and AUD. We believe NYX-783, if approved, could represent a transformative therapeutic option in OUD and AUD by enhancing relapse prevention in people who use opioids and improving learning processes to address the emotional dysregulation that leads to harmful addictive behavior and vulnerability to relapse.
●	NMDAr modulator discovery platform builds on our leadership in NMDAr biology. Our discovery platform has the potential to develop into a broad pipeline and product portfolio across an array of disorders of the brain and nervous system. Our pipeline is fueled by our library of over 1,000 unique, synthesized, small-molecule NMDAr modulators derived through our extensive original research and the discovery of a novel binding domain that we believe could allow for safe and effective enhancement of synaptic plasticity. All of these compounds have been designed to meet favorable central nervous system, or CNS, safety and pharmacokinetic, or PK, criteria.

Product Candidates From our Discovery Platform

The following table summarizes the current status of our pipeline of developments programs. NYX-783 is a wholly owned development candidate generated from our discovery platform:

While NYX-783 and the other molecules from our discovery platform modulate NMDArs, they are distinct chemical entities with different pharmacologic properties. Each of our molecules binds uniquely within the binding domain, resulting in a variety of activity, potency, and NMDAr-subtype selectivity profiles. We evaluate the therapeutic implications of these variations by interrogating our molecules across different preclinical models of brain and nervous system disorders. The data we collect from these preclinical studies indicate which molecules are better suited for different indications and inform our development decisions accordingly.

NYX-783 for the Treatment of Substance Use Disorders

NYX-783 is a novel, oral, small-molecule NMDAr positive allosteric modulator in development for the treatment of substance use disorders, including OUD and AUD.

Preclinical Studies in OUD and AUD

In preclinical studies relevant to OUD, NYX-783 showed positive effects in reducing oxycodone consumption and oxycodone-seeking behavior. The studies also demonstrated that NYX-783 has a strong and relevant safety profile (e.g., no respiratory depression when administered in combination with an opiate).

In November 2022, a $5.6 million grant to support the research and development of NYX-783 for the treatment of OUD was finalized under the NIH Helping to End Addiction Long-term (HEAL) Initiative, administered by NIDA, A Phase 1 clinical study of NYX-783 in individuals using opioids is being conducted at the Yale Interdisciplinary Stress Center through a research collaboration with Aptinyx.

NMDA receptors are critically involved in extinction learning, a process of active learning where new associations are formed between cues and their previously associated outcomes. The neuronal systems required for extinction learning are negatively impacted by alcohol and stress/trauma. NYX-783 may be an effective therapeutic in AUD due to its potential to normalize alcohol-induced deficits, in part, by enhancing plasticity and learning processes in rats. NYX-783 significantly reduced relapse-like behavior precipitated by cues associated with ethanol in rats with a history of ethanol dependance or stress.

We believe NYX-783, if approved, may represent a significant improvement over current treatments for OUD and AUD.

Phase 1 Clinical Study for OUD

The Phase 1 study will be a randomized, double-blind, placebo-controlled study to assess the safety, tolerability, and pharmacokinetics of NYX-783 50 mg and 150 mg, in combination with oxycodone 15 mg and 30 mg, in individuals who use opioids. The primary outcome measures in the study will evaluate a variety of safety-related measures, including change in respiratory rate, oxygenation saturation, blood pressure, heart rate, and cardiac activity over three weeks. Secondary outcome measures will evaluate opiate withdrawal and symptom scales over three weeks.

OUD Prevalence and Market Opportunity

OUD is a chronic brain disease in which people continue to use opioids despite harms caused by their use. OUD affects nearly three million people in the United States and over 80,000 people died from overdoses involving opioids in 2021.

Over-prescription of opioid pain killers, insufficient drug prescription controls, a rise in illicit heroin use, and the emergence of potent synthetic forms (e.g., fentanyl) have all contributed to the continuation of the opioid crisis and related overdose epidemic. While medication-assisted therapies for opioid users (e.g., methadone, buprenorphine, and naltrexone) are available, many with OUD remain treatment refractory and vulnerable to recurrent cycles of relapse and drug use.

An analysis by the Centers for Disease Control and Prevention (CDC) attributed a $471 billion societal cost to OUD in the United States during 2017. The most common treatments for OUD are directed at achieving abstinence and include psychological and social interventions.

Buprenorphine, methadone and naltrexone are used as maintenance therapy with the primary goal of preventing relapse while naloxone is used as rescue therapy for opioid overdose. Access to treatments such as buprenorphine and methadone is limited by their treatment regimens and inherent risks of abuse, placing significant requirements and regulations on practitioners. In addition to these limitations, current treatment options are not highly effective; Up to 90% of patients undergoing OUD therapy experience relapse. Despite the limitations of current treatment options, the worldwide market for OUD therapies totaled $1.9 billion in 2018, the vast majority of which came from the United States. Furthermore, due to the significant increase in opioid use and the heightened response to the opioid crisis, the worldwide market for opioid abuse therapies is projected to grow by over 10% per year, signaling significant need for new treatment options.

Future Development

We intend to advance NYX-783 toward regulatory approval for the treatment of OUD and AUD. In addition to pursing FDA approval in the United States in these indications, we also plan to explore registrations outside of the United States in the most significant markets.

Competition

Overview

Our industry is highly competitive and subject to rapid and significant technological change. The large and growing markets for disorders of the brain and nervous system make them attractive therapeutic areas for biopharmaceutical businesses. While we believe that our employees and consultants, scientific knowledge, technology, and development experience provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical, and biotechnology companies, academic institutions, governmental agencies, and public and private research institutions. Several of these entities have commercial products, robust drug pipelines, readily available capital, and established research and development organizations. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical studies, obtaining regulatory approvals, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology, and diagnostic industries may result in even more resources being concentrated among a smaller number of our competitors. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical study sites and patient registration for clinical studies, as well as in acquiring technologies complementary to, or necessary for, our programs. Small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. The key competitive factors affecting the success of all of our product candidates, if approved, are likely to be their efficacy, safety, convenience, price, the level of branded and generic competition, and the availability of reimbursement from government and other third-party payors.

NMDAr-targeted therapies

A number of pharmaceutical, biotechnology, and specialty pharmaceutical companies are developing therapies targeting NMDArs. Most of the therapies being developed are broad antagonists and tend to have multiple target actions while our compounds are truly modulatory and have not demonstrated any off-target activity in preclinical screening. We are aware of other companies developing or commercializing NMDAr-targeted therapies, including but not limited to, Acadia Pharmaceuticals Inc., ATAI Life Sciences NV, Avanir Pharmaceuticals Inc., Axsome Therapeutics Inc., Biohaven Pharmaceutical Holding Co. Ltd., Cerecor Inc., C.H. Boehringer Sohn AG & Ko. KG, Eli Lilly and Company, Gate Neurosceinces Inc., Genentech Inc., Janssen Pharmaceuticals Inc., Neumora Therapeutics Inc., Novartis International AG, Relmada Therapeutics Inc., Sage Therapeutics Inc., and Vistagen Therapeutics Inc.

NYX-783—Opioid use disorder

We expect that, if approved, NYX-783 will compete with currently approved therapies for OUD, including buprenorphine, methadone and naltrexone. We are also aware of other companies developing therapies for OUD, including but not limited to Alkermes, AstraZeneca PLC, Atai Life Sciences, BioXcel Therapeutics Inc., Cerevel Therapeutics Holding Inc. and Indivior PLC.

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

NYX-2925 and NYX-783

As of February 15, 2023, we own two issued U.S. patents and one pending U.S. patent application, and pending and issued foreign counterpart patents and patent applications, that relate to both NYX-2925 and NYX-783. We also own one issued U.S. patent and two pending U.S. patent applications that relate to NYX-2925, and two issued U.S. patents, as well as one pending international patent application filed under the Patent Cooperation Treaty (PCT), that relate to NYX-783. An international PCT patent application is not eligible to become an issued patent until, among other things, we file a patent application in regional or national patent offices within 30 or 31 months of filing of the earliest-filed priority patent application. The issued U.S. patents are expected to expire in 2034. If we continue to pursue patent protection and file one or more patent applications with respect to our pending international PCT patent application, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2041.

NYX-458

As of February 15, 2023, we own three issued U.S. patents, and three pending U.S. patent applications, and pending and issued foreign counterpart patents and patent applications, that relate to our product candidate, NYX-458. The issued U.S. patents are expected to expire in 2037. If we continue to pursue patent protection, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2037 and 2040.

Other compounds

As of February 15, 2023, we own twenty issued U.S. patents, five pending U.S. patent applications, and pending and issued foreign counterpart patents and patent applications, as well as eight U.S. provisional patent applications, all of which generally relate to our efforts to develop other compounds in our NMDAr modulator small molecule program. Provisional patent applications are not eligible to become issued patents until, among other things, we file a non-provisional patent application within 12 months of filing the provisional patent applications.  The issued U.S. patents are expected to expire between 2034 and 2037. If we continue to pursue patent protection and file one or more non-provisional patent applications with respect to our pending provisional patent applications, and if any patents issue based on our pending applications, we expect such patents, if issued, to expire between 2034 and 2043. For a discussion of the risks associated with our intellectual property, see “Risk Factors—Risks related to our intellectual property rights.”

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

Other regulatory matters

Manufacturing, sales, promotion, and other activities following product approval are also subject to regulation by numerous regulatory authorities in addition to the FDA, including, in the United States, the Centers for Medicare & Medicaid Services, CMS, other divisions of the Department of Health and Human Services including the Office of the Inspector General, the U.S. Department of Justice, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local regulatory authorities. In the United States, sales, marketing and scientific/educational programs must also comply with state and federal fraud and abuse laws. These laws include:

●	the federal Anti-Kickback Statute, or AKS, prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving, or providing remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order, arrangement or recommendation of, any good or service, for which payment may be made under federal healthcare programs such as Medicare and Medicaid. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand, and prescribers, purchasers and formulary managers, among others, on the other. A person or entity can be found guilty of violating the AKS without actual knowledge of the statute or specific intent to violate it. In addition, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act or federal civil money penalties statute;
●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the AKS, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act, or HITECH, and its implementing regulations, imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” those independent contractors or agents of covered entities that create, receive, maintain, transmit or obtain protected health information in connection with providing a service on behalf of a covered entity. HITECH also increased the civil and criminal penalties that may be imposed against covered entities, business associates and possibly other persons, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorney’s fees and costs associated with pursuing federal civil actions. In addition, there may be additional federal, state and non-U.S. laws which govern the privacy and security of health and other personal information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts;

●	the federal transparency requirements, sometimes referred to as the “Sunshine Act,” under the Patient Protection and Affordable Care Act, or the ACA, require manufacturers of drugs, devices, biologics, and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services, or HHS, information related to physician (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) payments and other transfers of value and teaching hospitals, as well as physician ownership and investment interests, including such interests held

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

European Union drug review and approval

In the EU, medicinal products can only be commercialized after obtaining a Marketing Authorization, or MA. There are two types of marketing authorizations:

The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use, or CHMP, of the European Medicines Agency, or EMA, and is valid throughout the entire territory of the EU and the additional Member States of the European Economic Area (Iceland, Liechtenstein and Norway), or EEA. The centralized procedure is mandatory for certain types of products, such as products produced by biotechnological processes, orphan medicinal products and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EU, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EU.

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

European Union orphan designation and exclusivity

In the EU, the European Commission, based on the recommendation of the EMA’s Committee for Orphan Medicinal Products, grants orphan designation to promote the development of products that are: (1) intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than 5 in 10,000 persons in the EU when the application is made, or (b) it is unlikely that the product, without the benefits derived from orphan status, would generate sufficient return to justify the necessary investment in its development); and (3)there exists no satisfactory method of diagnosis, prevention or treatment of such condition authorized for marketing in the EU, if such a method exists, the product would be a significant benefit to those affected by the condition).

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

European data collection

The collection, use, storage, disclosure, transfer, or processing of personal data, including personal health data, in the EEA is governed by the General Data Protection Regulation 2016/679, or GDPR, which became effective May 25, 2018 and related applicable data protection and privacy laws of the Member States of the EEA. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the EEA or the monitoring of the behavior of data subjects in the EEA. The GDPR enhances data protection obligations for data controllers of personal data, including imposing special requirements in respect of the processing of health and other sensitive data (such as higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, mandatory data breach notification and “privacy by design” requirements, safeguards to protect the security and confidentiality of personal data, and other measures to take when engaging third-party processors). EEA Member States may introduce further conditions, including limitations which could limit our ability to collect, use and share personal data (including health and medical information), or could cause our compliance costs to increase. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. On June 4, 2021, the European Commission issued new forms of standard contractual clauses for data transfers from controllers or processors in the EU/EEA (or otherwise subject to the GDPR) to controllers or processors established outside the EU/EEA (and not subject to the GDPR). The new standard contractual clauses replace the standard contractual clauses that were adopted previously under the EU Data Protection Directive. The UK is not subject to the EC’s new standard contractual clauses but has published a draft version of a UK-specific transfer mechanism, which, once finalized, will enable transfers from the UK. Following a ruling from the Court of Justice of the European Union, in Data Protection Commissioner v Facebook Ireland Limited and Maximillian Schrems (‘Schrems II’), Case C-311/18 (“Schrems II”), companies relying on standard contractual clauses to govern transfers of personal data to third countries (in particular the United States) will need to assess whether the data importer can ensure sufficient guarantees for safeguarding the personal data under GDPR. This assessment includes assessing whether third party vendors can also ensure these guarantees. We will be required to implement these new safeguards when conducting restricted data transfers under the EU and UK GDPR and doing so will require significant effort and cost.

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

Human Capital Resources

As of March 15, 2023, we employed 12 full-time employees, including 3 in research and development and 9 in general and administrative, and no part-time employees. Two of our employees hold M.D. or Ph.D. degrees. We have never had a work stoppage, and none of our employees is represented by a labor organization or under any collective-bargaining arrangements. We consider our relationship with our employees to be good.

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

Risks related to our business, financial position, and need for additional capital

We are exploring strategic alternatives that could significantly impact our future operations and financial position.

In March 2023, we announced that we are exploring strategic alternatives with the goal of maximizing shareholder value and have engaged Ladenburg Thalmann & Co. as our exclusive financial advisor to assist in this process. Potential strategic alternatives that may be considered as part of this process include an acquisition, merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions. There can be no assurance that the exploration of strategic alternatives will result in any agreements or transactions, or that, if completed, any agreements or transactions will be successful or on attractive terms. No timetable has been established for the completion of this process, and we do not expect to disclose developments unless and until the Board of Directors has concluded that disclosure is appropriate or required. If we determine to change our business strategy or to seek to engage in a strategic transaction, our future business, prospects, financial position and operating results could be significantly different than those in historical periods or projected by our management. Because of the significant uncertainty regarding our future plans, we are not able to accurately predict the impact of a potential change in our business strategy and future funding requirements.

Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities and volatility in the market price of our common stock and may make it more difficult for us to attract and retain qualified personnel and business partners.

The outcomes of our recent clinical studies and resulting impact on our access to capital indicate substantial doubt exists related to our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern.

We have incurred net losses and used significant cash in operating activities since inception, and we expect to continue to generate operating losses for the foreseeable future. As of December 31, 2022, we have an accumulated deficit of $352.7 million and cash and cash equivalents of $56.2 million. These factors raise substantial doubt about our ability to continue as a going concern and to satisfy our estimated liquidity needs for twelve months from the issuance of the financial statements.

If we continue to experience operating losses, and we are not able to generate additional liquidity through a capital raise or other cash infusion, we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to further scale back or discontinue the development of our product candidates or other research and development initiatives or initiate steps to cease operations.

If we do not successfully consummate a strategic transaction, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be reserved for commitments and contingent liabilities.

There can be no assurance that the process to identify a strategic transaction will result in a successfully consummated transaction. If no transaction is completed, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such decision and, ultimately, such liquidation, since the amount of cash available for distribution continues to decrease as we fund our operations while we evaluate our strategic alternatives. In addition, if our board of directors were to approve and recommend, and our stockholders were to approve, a dissolution and liquidation of our company, we would be required under Delaware corporate law to pay our outstanding obligations, as well as to make reasonable provision for contingent and unknown obligations, prior to making any distributions in liquidation to our stockholders. Our commitments and contingent liabilities may include, among other things, (i) obligations under our employment and related agreements with certain employees that provide for severance and other payments following a termination of employment occurring for various reasons, including a change in control of our company; (ii) potential litigation against us, and other various claims and legal actions arising in the ordinary course of business; (iii) non-cancelable contractual obligations; and (iv) outstanding obligations under our loan and security agreement with K2 HealthVentures entered into in September 2021. As a result of this requirement, a portion of our assets may need to be reserved pending the resolution of such obligations. In addition, we may be subject to litigation or other claims related to a dissolution and liquidation of our company. If a dissolution and liquidation were pursued, our board of directors, in consultation with its advisors, would need to evaluate these matters and make a determination about a reasonable amount to reserve. Accordingly, holders of our common stock could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up of our company.

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

We have funded our operations to date through proceeds from collaborations, grants, debt, sales of convertible preferred stock and our initial public offering, or IPO, and follow-on offerings of our equity to the public. From our inception through December 31, 2022, we have received net proceeds of $396.2 million from such transactions. As of December 31, 2022, our cash and cash equivalents were $56.2 million. We have incurred net losses in each year since our inception, and we have an accumulated deficit of $352.7 million as of December 31, 2022.

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of collaborations, strategic alliances, licensing arrangements, other marketing and distribution arrangements, equity offerings, royalty-based financing arrangements or debt financings. Given the recent suspension of most of our clinical programs, we expect it will be difficult for us to raise additional capital until either positive data in our ongoing Phase 1 clinical trial in OUD or the announcement of a strategic transaction, if we are able to raise additional capital at all.To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through marketing and distribution arrangements or other collaborations, strategic alliances or licensing arrangements with third parties or royalty-based financing arrangements, we may have to relinquish valuable rights to future revenue streams, research programs, or product candidates, or we may need to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our commercialization or product development efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Our ability to become profitable depends upon the ability of our product candidates to generate revenue. To date, we have not generated any revenue from our product candidates, and we do not know when, or if, we will do so. We have discontinued the development of the majority of our clinical-stage product candidates, and we do not expect to generate significant revenue unless and until we obtain marketing approval of, and begin to sell, future product candidates. Our ability to generate revenue depends on a number of factors, including, but not limited to:

●	our ability to successfully consummate a strategic transaction;
●	successfully completing preclinical and clinical development of any product candidates we may choose to develop;
●	identifying, assessing, and/or developing new product candidates from our NMDAr modulator discovery platform, or discovery platform;
●	developing a sustainable and scalable manufacturing process for our product candidates, as well as establishing and maintaining commercially viable supply relationships with third parties that can provide adequate products and services to support clinical activities and commercial demand for our product candidates;

●	negotiating favorable terms in any collaboration, licensing, or other arrangements into which we may enter;
●	obtaining regulatory approvals and marketing authorizations for product candidates for which we successfully complete clinical development;
●	launching and successfully commercializing product candidates for which we obtain regulatory and marketing approval, either by establishing a sales, marketing, and distribution infrastructure or collaborating with a partner;
●	negotiating and maintaining an adequate price for our product candidates, both in the United States and in foreign countries where our products are commercialized;
●	obtaining market acceptance of our product candidates as viable treatment options;
●	building out new facilities or expanding existing facilities to support our ongoing development activity;
●	addressing any competing technological and market developments;
●	maintaining, protecting, expanding, and enforcing our portfolio of intellectual property rights, including patents, trade secrets, and know-how; and
●	attracting, hiring, and retaining qualified personnel.

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

Even if we are able to generate revenue from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to get reimbursement at any price, and whether we own the commercial rights for that territory. The precise numbers of people with opioid use disorder and alcohol use disorder are unknown. Our projections of both the number of people who have the applicable diseases, as well as the subset of people with these diseases who have the potential to benefit from treatment with our drug candidates, are based on estimates. If the number of addressable patients is not as significant as we anticipate, the indication approved by regulatory authorities is narrower than we expect, or the reasonably accepted population for treatment is narrowed by competition, physician choice, or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We have discontinued development of NYX-2925 and NYX-458, as well as NYX-783 in PTSD.

Due to the significant resources required for the development of product candidates, we must focus on specific diseases and disease pathways and decide which product candidates to pursue and advance and the amount of resources to allocate to each. Our decisions concerning the allocation of research, development, collaboration, management, and financial resources toward particular product candidates or therapeutic areas may not lead to the development of any viable commercial product and may divert resources away from better opportunities. If we make incorrect determinations regarding the viability or market potential of any of our product candidates or misread trends in the biopharmaceutical industry, in particular for disorders of the brain and nervous system, our business, financial condition, and results of operations could be materially adversely affected. As a result, we may fail to capitalize on viable commercial products or profitable market opportunities, be required to forego or delay pursuit of opportunities with other product candidates or other diseases and disease pathways that may later prove to have greater commercial potential than those we choose to pursue, or relinquish valuable rights to such product candidates through collaboration, licensing, or other royalty arrangements in cases in which it would have been advantageous for us to invest additional resources to retain sole development and commercialization rights.

Risks related to product development and commercialization

Research and development of biopharmaceutical products is inherently risky.

We are at an early stage of development. To date, we have devoted substantially all of our efforts and financial resources to identify, secure intellectual property for, and develop our discovery platform and our product candidates, including conducting multiple preclinical and clinical studies, and providing general and administrative support for these operations. Our business depends heavily on the successful preclinical and clinical development, regulatory approval, and commercialization of our product candidates. None of our product candidates have advanced into late-stage development or a pivotal clinical study and it may be years before any such study is initiated, if at all. We have discontinued development of NYX-2925 and NYX-458, as well as NYX-783 in PTSD and any additional product candidates we may develop would require substantial additional clinical development, testing, and regulatory approval before we are permitted to commence their commercialization.

Our future success is dependent on our ability to successfully develop, obtain regulatory approval for, and then successfully commercialize product candidates, and we may fail to do so for many reasons, including the following:

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

If any of these events occur, we may be forced to abandon our development efforts for a product candidate or candidates, which would have a material adverse effect on our business and could potentially cause us to cease operations. For instance, if we observe harmful side effects or other characteristics that indicate one product candidate is unlikely to be effective or otherwise does not meet applicable regulatory criteria, these findings may implicate the discovery platform as a whole. For example, we have chosen to discontinue our development of NYX-2925 and NYX-458, as well as NYX-783 in PTSD, following the results of our clinical trials.

We may not be successful in our efforts to further develop our discovery platform technology and current product candidates. We are not permitted to market or promote any of our product candidates before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for any of our product candidates. Any product candidates we may develop would require significant additional clinical development, management of preclinical, clinical, and manufacturing activities, regulatory approval, adequate manufacturing supply, a commercial organization, and significant marketing efforts before we generate any revenue from product sales, if at all.

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

We have focused our research and development efforts on addressing disorders of the brain and nervous system, including painful DPN, fibromyalgia, PTSD, Parkinson’s disease cognitive impairment and LBD. Efforts by biopharmaceutical companies in the field of disorders of the brain and nervous system have seen limited successes in drug development. There are few effective therapeutic options available for patients with painful DPN, fibromyalgia, PTSD, or Parkinson’s disease cognitive impairment and LBD. Our future success is highly dependent on the successful development of our discovery platform technology and product candidates for treating disorders of the brain and nervous system. Developing and, if approved, commercializing our product candidates for treatment of disorders of the brain and nervous system subjects us to a number of challenges, including engineering product candidates and obtaining regulatory approval from the FDA and other regulatory authorities who have only a limited set of precedents to rely on.

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

We may experience difficulties in patient enrollment in any future clinical trials we may run for a variety of reasons. The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in subject enrollment in our clinical studies for a variety of other reasons, including:

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

There is no precise method of establishing the actual number of people with disorders of the brain and nervous system in any geography over any time period.We estimate that OUD affects nearly three million people in the United States and over 80,000 people died from overdoses involving opioids in 2021.If the actual number of people with disorders of the brain and nervous system is lower than we believe, we may experience difficulty in enrolling subjects in our clinical studies, thereby delaying development of our product candidates..

We have experienced delays in subject enrollment as a result of a number of factors, including the COVID-19 pandemic and our enrollment criteria, in our painful DPN, fibromyalgia, PTSD, and Parkinson’s disease studies. For instance, there are a number of competing clinical studies targeting patient populations with PTSD, and if we are not able to recruit study sites or study participants as a result, our subject enrollment timelines may be delayed. We may continue to experience enrollment delays as a result of these or other factors in future clinical studies. If we are unable to successfully enroll subjects in a timely way for any future clinical studies for product candidates, our clinical studies could be significantly delayed, which could materially affect our financial condition and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process, including as a result of external factors such as COVID-19. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical studies, and results of early-stage clinical studies of our product candidates may not be predictive of the results of later-stage clinical studies. For example, we have discontinued development of NYX-2925 and NYX-458, as well as NYX-783 in PTSD, following the completion of clinical trials due to insufficient efficacy The results of clinical studies in one set of subject or disease indications may not be predictive of those obtained in another. In some instances, there can be significant variability in safety or efficacy results between different clinical studies of the same product candidate due to numerous factors, including changes in study procedures set forth in protocols, differences in the size and type of the patient populations, changes in and lack of adherence to the dosing regimen and other clinical study protocols, and the rate of dropout among clinical study participants. Product candidates in later stages of clinical studies may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and initial clinical studies. A number of companies in the biopharmaceutical industry have suffered significant setbacks in later-stage clinical studies due to lack of efficacy or safety issues, notwithstanding promising results in early-stage studies. This is particularly true in disorders of the brain and nervous system, where failure rates historically have been higher than in other disease areas. Most product candidates that begin clinical studies are never approved by regulatory authorities for commercialization.In addition, even if such clinical studies are successfully completed, we cannot guarantee that the FDA or foreign regulatory authorities will interpret the results as we do, and more studies could be required before we submit our product candidates for approval. To the extent that the results of the studies are not satisfactory to the FDA or foreign regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional studies in support of potential approval of our product candidates. Even if regulatory approval is secured for any of our product candidates, the terms of such approval may limit the scope and use of our product candidates, which may also limit their commercial potential.

Our product candidates may cause serious adverse events or other undesirable side effects that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Serious adverse events or other undesirable side effects caused by future product candidates we may develop could cause us or regulatory authorities to interrupt, delay, or halt clinical studies, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other regulatory authorities.

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

Failures or delays in the commencement or completion of, or ambiguous or negative results from, clinical studies of any product candidates we may develop could result in increased costs to us and could delay, prevent, or limit our ability to generate revenue and continue our business.

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

Clinical studies may also be delayed or terminated as a result of ambiguous or negative interim results. For instance, in March 2023, we discontinued development of NYX-783 in PTSD due to insufficient efficacy following an analysis of the first 100 patients to enrolled in the study. In addition, a clinical study may be suspended or terminated by us, the FDA, the IRBs at the sites where the IRBs are overseeing a clinical study, upon the recommendation of a data and safety monitoring board, or DSMB, overseeing the clinical study at issue, or other regulatory authorities due to a number of factors, including, among others:

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

The FDA and other regulatory agencies strictly regulate the promotional claims that may be made about prescription products such as NYX-783, if approved. . In particular, a product may not be promoted for uses that are not approved by the FDA or such other regulatory agencies as reflected in the product’s approved labeling. If we are found to have promoted such off-label uses, we may become subject to significant liability. The federal government has levied large civil and criminal fines against companies for alleged improper promotion and has enjoined several companies from engaging in off-label promotion. The FDA has also requested that companies enter into consent decrees or permanent injunctions under which specified promotional conduct is changed or curtailed. If we cannot successfully manage the promotion of our product candidates, if approved, we could become subject to significant liability, which would materially adversely affect our business and financial condition.

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

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults, or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and our financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver.  Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership.  Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC indicated that all depositors of SVB would have access to all of their money after only one business day of closure, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.

Although we have no accounts and are not a borrower or party to any financial instruments with SVB, Signature or any other financial institution currently in receivership, if any of our lenders or counterparties to any such instruments were to be placed into receivership, we may be unable to access such funds. In addition, if any of our suppliers or other parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Similar impacts have occurred in the past, such as during the 2008-2010 financial crisis.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. Additionally, there is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our banking and supplier relationships as we believe necessary or appropriate, our access to funding sources and credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we may have credit agreements or arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations.  These could include, but may not be limited to, the following:

●	Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
●	Delays, inability or reductions in our ability to enter into credit facilities or other working capital resources;
●	Potential or actual breach of contractual obligations that require us to maintain letters of credit; or
●	Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by our suppliers, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition.  For example, a supplier may become insolvent or declare bankruptcy, or determine that it will no longer deal with us as a customer. In addition, a supplier could be adversely affected by any of the liquidity or other risks that are described above as factors that could result in material adverse impacts on us, including but not limited to delayed access or loss of access to uninsured deposits or loss of the ability to draw on existing credit facilities involving a troubled or failed financial institution. Any supplier bankruptcy or insolvency, or any breach or default by a supplier, or the loss of any significant supplier relationships, could result in material losses and may have a material adverse impact on our business.

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

General company-related risks

Our future success depends on our ability to retain and motivate qualified personnel.

Our ability to compete in the highly competitive biotechnology and biopharmaceuticals industries depends upon our ability to retain highly qualified managerial, scientific, and medical personnel. In order to induce valuable employees to continue their employment with us, we have provided stock options that vest over time. The value to employees of stock options that vest over time is significantly affected by movements in our stock price that are beyond our control, and may at any time be insufficient to counteract more lucrative offers from other companies. However, we can provide no assurances that our retention measures will succeed in this objective, including if our stock price continues to decline.

The loss of the services of any of our executive officers and other key employees , and an inability to find suitable replacements could result in delays and harm our business. Pursuant to their employment arrangements, each of our executive officers, and other employees may voluntarily terminate their employment at any time, with or without notice.

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

The use of product candidates in any future clinical studies we may conduct and the sale of product candidates, if approved, exposes us to the risk of product liability claims. Product liability claims might be brought against us by patients, healthcare providers, or others selling or otherwise coming into contact with our product candidates. For example, we may be sued if any product we develop allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, including as a result of interactions with alcohol or other drugs, negligence, strict liability, and a breach of warranties. Claims could also be asserted under state consumer protection acts. If we become subject to product liability claims and cannot successfully defend ourselves against them, we could incur substantial liabilities. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

As of December 31, 2022, we had federal and state net operating loss, or NOL, carryforwards of $270.5 million and $25.7 million, respectively. Of the $270.5 million federal NOL carryforwards, $184.8 million of gross NOLs are limited under Sec. 382 of the Internal Revenue Code of 1986 (“Section 382”), of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation, and $33.3 million will expire based on such limitations. Under Section 382, changes in our ownership may limit the amount of our NOL carryforwards and research and development tax credit carryforwards that could be utilized annually to offset our future taxable income, if any. This limitation would generally apply in the event of a cumulative change in ownership of our company of more than 50% within a three-year period. Any such limitation may significantly reduce our ability to utilize NOL carryforwards and research and development tax credit carryforwards before they expire. During 2020, we performed a detailed analysis of historical and current Section 382 ownership changes that may limit the utilization of NOL carryforwards. Except for approximately $184.8 million of NOLs arising prior to our October 2020 secondary offering, we expect the entire remaining federal NOL carryforward will not be subject to limitations under Section 382. However, sales of our common stock by our existing stockholders, or additional sales of our common stock by us, could trigger additional limitations under Section 382 and have a material adverse effect on our results of operations in future years.

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

Prior to our IPO in June 2018, there had been no public market for our common stock. Although our common stock is listed on The Nasdaq Capital Market, an active trading market for our shares may never be sustained. If an active market for our common stock is not sustained, it may be difficult for our stockholders to sell their shares without depressing the market price for the shares or sell their shares at or above the prices at which they acquired their shares or sell their shares at the time they would like to sell. Any inactive trading market for our common stock may also impair our ability to raise capital to continue to fund our operations by selling shares and may impair our ability to acquire other companies or technologies by using our shares as consideration.

We may fail to continue to meet the listing standards of Nasdaq and, as a result, our common stock may be delisted, which could have a material adverse effect on the liquidity of our common stock.

The Nasdaq Stock Market LLC has requirements that a company must meet in order to remain listed on Nasdaq. In particular, Nasdaq rules require us to maintain a minimum closing bid price of $1.00 per share of our common stock. If the closing bid price of our common stock were to remain below $1.00 per share for 30 consecutive trading days, or we do not meet other listing requirements, we would fail to be in compliance with Nasdaq’s listing standards. The Nasdaq Stock Market LLC initiated the delisting process by issuing a deficiency letter on June 9, 2022, notifying us that the bid price for our common stock had closed below the $1.00 per share minimum for 30 consecutive trading days, and providing us a period of 180 calendar days to regain compliance with the minimum bid price requirement. In December 2022, we transferred the listing of our common stock to the Nasdaq Capital Market and received an additional 180-day compliance period with respect to the minimum bid price requirement. We also provided written notice of our intention to cure the deficiency during the additional compliance period by effecting a reverse stock split, if necessary. However, we may still be unable to meet the minimum bid price requirement within that additional 180-day period, we may be unable to complete a reverse stock split, if necessary, and we may be unable to meet other applicable Nasdaq listing requirements, including maintaining minimum levels of stockholders’ equity or market values of our common stock, in which case our common stock could be delisted. If our common stock were to be delisted, the liquidity of our common stock would be adversely affected, and the market price of our common stock could decrease. In addition, the delisting of our common stock from a national exchange would have a material adverse effect on our access to capital markets, and any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could materially adversely affect the Company’s ability to raise capital on terms acceptable to the Company

Market volatility may affect our stock price and the value of your investment.

The market price for our common stock has been, and is likely to continue to be, volatile for the foreseeable future, in part because our common stock had not been previously traded publicly prior to our IPO. For example, in the year ended December 31, 2022, our common stock’s sales price on The Nasdaq Global Select Market and The Nasdaq Capital Market ranged from a low of $0.23 to a high of $3.62. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control.

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

Based on 67,715,718 shares outstanding as of March 17, 2023, our executive officers, directors, five percent stockholders and their affiliates beneficially owned approximately 43% of our voting stock. The existing holdings of our executive officers, directors, principal stockholders, and their affiliates, including investment funds affiliated with Bain Capital Life Sciences and Adams Street represent beneficial ownership, in the aggregate, of approximately 24% of our outstanding common stock. As a result, these stockholders, if they act together, will be able to influence our management and affairs and control the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. In addition, this concentration of ownership might adversely affect the market price of our common stock by:

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

In addition, as of March 15, 2023, the holders of approximately 8,041,404 shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the market our common stock.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and may remain an emerging growth company until December 31, 2023, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th or if we have annual gross revenues of $1.235 billion or more in any fiscal year, we would cease to be an emerging growth company as of December 31 of the applicable year. We also would cease to be an emerging growth company if we issue more than $1 billion of non-convertible debt over a three-year period.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently have one location in Evanston, Illinois where we lease space. We lease a facility of approximately 22,672 square feet located at 909 Davis Street, Suite 600, Evanston, IL 60201. Our lease expires on September 30, 2023.

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

As of March 15, 2023, we had approximately 47 holders of record of our common stock. The actual number of holders of our common stock is greater than this number of record holders and includes stockholders who are beneficial owners, but whose shares are held in street name by brokers or held by other nominees. This number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of nervous system disorders. We have focused our efforts on targeting and modulating N-methyl-D-aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system. We believe leveraging the therapeutic advantages of the differentiated modulatory mechanism of our compounds could drive a paradigm shift in the treatment of disorders of the brain and nervous system.

Our lead compound, NYX-783 is in Phase 1 clinical development for the treatment of opioid use disorder, or OUD. The development of NYX-783 in OUD is being supported by a grant from the National Institutes of Health and National Institute on Drug Abuse. The Phase 1 study is being conducted by researchers at Yale University School of Medicine. In preclinical studies, NYX-783 has also demonstrated therapeutic potential in treating alcohol use disorder, or AUD.

Previously, we also sought to develop compounds for the treatment of post-traumatic stress disorder (NYX-783), cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies (NYX-458) and chronic pain (NYX-2925).

In August 2022, we announced that we were discontinuing the development of NYX-2925 after two Phase 2b studies in chronic pain failed to demonstrate sufficent efficacy to support continued investment by Aptinyx.

In February 2023, we discontinued the development of NYX-458 in cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, following results from an exploratory Phase 2 clinical study which did not demonstrate clinically meaningful improvements by NYX-458 over placebo on the study’s efficacy endpoints.

In March 2023, we discontinued the development of NYX-783 in PTSD following the early termination of the study and analysis of the available data from the first 100 patients enrolled in the study. In the analysis, NYX-783 did not demonstrate sufficient improvement on the study’s primary endpoint to support continued development of the program by Aptinyx.

In March 2023, we engaged Ladenburg Thalmann & Co. as our exclusive financial advisor to assist in the process of exploring strategic alternatives to maximize shareholder value. No timetable has been established for the completion of this process, and the we do not expect to disclose developments unless and until the board of directors has concluded that disclosure is appropriate or required.

In March 2023, we also began implementation of a strategic restructuring with the objective of preserving capital. Our board of directors approved a restructuring plan following a review of our operations, cost structure, and growth opportunities. The restructuring included a reduction in headcount of approximately 60% across the Company. We recorded a charge of approximately $1.4 million in the first quarter of 2022 as a result of the restructuring, which consisted of one-time termination benefits for employee severance, benefits and related costs, all of which are expected to result in cash expenditures and substantially all of which will be paid out by the first quarter of 2023.

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

As of December 31 2022, we had cash and cash equivalents of $56.2 million. We have identified conditions and events which raise substantial doubt about our ability to continue as a going concern. See “Liquidity, capital resources, and going concern” within footnote one to the financial statements.

We do not expect to generate revenue from product sales unless and until we successfully complete clinical development and obtain regulatory approval for a product candidate, which we expect will take a number of years and the outcome of which is uncertain, or enter into collaborative agreements with third parties, the timing of which is largely beyond our control and may never occur. To fund our current and future operating plans, we will need additional capital, which we may obtain through one or more equity offerings, debt financings, or other third-party funding, including potential strategic alliances and licensing or collaboration arrangements. We may, however, be unable to raise additional funds or enter into such other arrangements when needed on favorable terms or at all. Our failure to raise capital or enter into such other arrangements as and when needed would have a negative impact on our financial condition and our ability to develop our current product candidates, or any additional product candidates, if developed. The amount and timing of our future funding requirements will depend on many factors, including our ability to timely and successfully enroll subjects in the clinical studies of our compounds and the pace and results of our preclinical and clinical development efforts. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Financial operations overview

Revenues

We have not generated any revenue from product sales. We are unable to predict when, if ever, material net cash inflows will commence from sales any products we may develop, if approved. Our revenue to date has been primarily derived from a research collaboration agreement with Allergan (now a subsidiary of AbbVie), under which the jointly funded research activities and option exercise period, including the associated payments by Allergan, came to their contractual conclusion in August 2020 and February 2021, respectively; a development services agreement with Allergan, which was put in place to continue certain development activities for a pre-determined short period of time following Allergan's acquisition of Naurex Inc. in 2015; and research and development grants from the U.S. government that have no repayment or royalty obligations and none of which are currently outstanding.

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

At this time, we cannot reasonably estimate or know the nature, timing, and costs of the efforts that will be necessary to complete the development of our product candidates. This is due to the numerous risks and uncertainties associated with developing such product candidates, including the uncertainty related to:

●	the impacts of COVID-19;

●	future clinical study results;

●	the scope, rate of progress, and expense of any preclinical studies, clinical studies and other research and development activities;

●	clinical study enrollment rate or design;

●	the manufacturing of our product candidates;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	significant and changing government regulation;

●	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers, developing and timely delivery of commercial-grade drug formulations that can be used in our clinical trials and for commercial launch;

●	the timing and receipt of regulatory approvals, if any; and

●	the risks disclosed in the section entitled “Risk Factors” in this Annual Report.

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

Other income (expense), net and interest expense

Other income (expense), net and interest expense consists primarily of the interest income earned on our cash and cash equivalents and interest expense on our Loan Agreement, as well as changes in fair value of the derivative liability associated with our obligation to issue additional warrants in connection with subsequent draws under our Loan Agreement.

Results of operations

Comparison of years ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021 (in thousands):

	Year
	ended December 31,		Increase
	2022	2021	(Decrease)
Collaboration revenue	$—	$1,000	$(1,000)
Operating expenses:
Research and development	42,748	55,444	(12,696)
General and administrative	19,819	20,090	(271)
Total operating expenses	62,567	75,534	(12,967)
Loss from operations	(62,567)	(74,534)	(11,967)
Other (income) expense, net	(737)	(160)	577
Interest expense	3,019	512	2,507
Net loss and comprehensive loss	$(64,849)	$(74,886)	$(10,037)

Collaboration revenue

Collaboration revenue was $0.0 million for the year ended December 31, 2022, compared to $1.0 million for the year ended December 31, 2021. Collaboration revenue in 2021 was attributable to the research collaboration with Allergan. The decrease in 2022 is attributed to the option exercise period under the research collaboration and the associated payments by Allergan coming to its contractual conclusion in February 2021.

Research and development expenses

The following table summarizes our research and development expenses incurred during the years ended December 31, 2022 and 2021 (in thousands):

	Year
	ended December 31,		Increase
	2022	2021	(Decrease)
NYX-2925	$10,355	$31,500	$(21,145)
NYX-783	14,354	4,892	9,462
NYX-458	7,072	5,886	1,186
Preclinical research and discovery programs	2,856	3,063	(207)
Personnel and related costs	8,111	10,103	(1,992)
Total research and development expenses	$42,748	$55,444	$(12,696)

Research and development expenses were $42.7 million for the year ended December 31, 2022, compared to $55.4 million for the year ended December 31, 2021. The decrease of $12.7 million was primarily due to the following:

●	a decrease of approximately $21.1 million related to the completion of enrollment in our Phase 2b clinical trials in patients with painful DPN and in patients with fibromyalgia in October 2021 and February 2022, respectively;
●	a decrease of approximately $2.0 million due to employee compensation and related support costs associated with reduction in headcount and lower grant date fair values for equity awards;
●	an increase of approximately $9.4 million in clinical, regulatory, and drug product costs related to the conduct of Phase 2b development of NYX-783 in patients with PTSD; and
●	an increase of approximately $1.2 million related to our Phase 2 study of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies.

General and administrative expenses

General and administrative expenses were $19.8 million for the year ended December 31, 2022, compared to $20.1 million for the year ended December 31, 2021.

Other income (expense), net

We recorded $0.7 million and $0.2 million of other income for the years ended December 31, 2022 and 2021, respectively. This change was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $3.0 million for the year ended December 31, 2022, compared to $0.5 million for the year ended December 31, 2022. This increase was driven by the average balances outstanding under our Loan Agreement, which we entered into on September 15, 2021, coupled with an increase in the applicable interest rates during 2022.

Liquidity and capital resources

From our inception through December 31, 2022, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively.

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

As of December 31, 2022, we had cash and cash equivalents of $56.2 million. We invest our cash equivalents in liquid money market accounts.

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

Outlook

We are not able to advance our studies or perform meaningful research or development without obtaining additional sources of financing. These conditions and events raise substantial doubt about our ability to continue as a going concern.

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

Cash flows

The following table summarizes our sources and uses of cash for each of the periods presented (in thousands):

	Year ended
	December 31,
	2022	2021
Net cash provided by (used in):
Operating activities	$(59,684)	$(63,425)
Investing activities	—	121
Financing activities	9,747	28,326
Net decrease in cash, cash equivalents and restricted cash	$(49,937)	$(34,978)

Operating activities

For the year ended December 31, 2022, compared to the same period in 2021, the $3.7 million decrease in net cash used in operating activities was primarily due to a $10.0 million decrease in our net loss year over year, driven mostly by lower research and development expenses, offset by a decrease in the use of cash of $4.8 million due to changes in working capital largely driven by timing of cash paid to support our clinical research programs, and also offset by a decrease in non-cash stock based compensation of $1.5 million.

Investing activities

For the year ended December 31, 2022, compared to the same period in 2021, the $0.1 million decrease in net cash provided by investing activities was primarily due to proceeds from disposal of laboratory equipment in 2021.

Financing activities

For the year ended December 31, 2022, compared to the same period in 2021, the $18.6 million decrease in net cash provided by financing activities was primarily due to $14.6 million of net proceeds received from our at the market offering in the 2021 period, $14.6 million of net proceeds received from our Loan Agreement in the 2021 period, and $0.9 million repurchase of shares for tax withholding obligations associated with restricted stock units in the 2021 period, compared to $10.0 million of net proceeds received from our Loan Agreement in the 2022 period and offering costs of $0.2 million.

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

Item 8. Financial Statements and Supplementary Data.

Our financial statements, together with the report of our independent registered public accounting firm, appear in this Annual Report on Form 10-K beginning on page 96.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in “Internal Control-Integrated Framework (2013)” issued by the Committee of Sponsoring Organization of the Treadway Commission. Based on this assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective.

This annual report does not include an attestation report of our independent registered public accounting firm on internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this item regarding directors, executive officers and corporate governance will be included in our 2023 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this item regarding executive compensation will be included in our 2023 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item regarding security ownership of certain beneficial owners and management and securities authorized for issuance under equity compensation plans will be included in our 2023 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporatedherein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item regarding certain relationships and related transactions and director independence will be included in our 2023 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

The information required by this item regarding principal accounting fees and services will be included in our 2023 Proxy Statement, which we intend to file with the Securities and Exchange Commission within 120 days of the end of our fiscal year pursuant to General Instruction G(3) of Form 10-K, and is incorporated herein by reference.

.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are included in this Annual Report on Form 10-K:
1.	The following Report and Financial Statements of the Company are included in this Annual Report:

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)

Balance Sheets

Statements of Operations and Comprehensive Loss

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Aptinyx Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aptinyx Inc. (the "Company") as of December 31, 2022 and 2021, the related statements of operations and comprehensive loss, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations since inception, and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
March 30, 2023

We have served as the Company's auditor since 2017.

Aptinyx Inc.

Balance Sheets

(In thousands, except per share data)

	December 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$56,205	$106,124
Restricted cash	179	197
Prepaid expenses and other current assets	7,646	8,422
Total current assets	64,030	114,743
Other assets	2,622	—
Property and equipment, net	32	185
Total assets	$66,684	$114,928
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$724	$622
Accrued expenses and other current liabilities	2,772	5,064
Term loan, current	2,795	—
Total current liabilities	6,291	5,686
Term loan, non-current	22,108	14,155
Other long-term liabilities	—	331
Total liabilities	$28,399	$20,172
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of December 31, 2022 and December 31, 2021, 67,716 issued and outstanding as of December 31, 2022 and December 31, 2021	677	677
Additional paid-in capital	390,344	381,966
Accumulated deficit	(352,736)	(287,887)
Total stockholders’ equity	$38,285	$94,756
Total liabilities and stockholders’ equity	$66,684	$114,928

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

	December 31,
	2022	2021
Revenues:
Collaboration revenue	$—	$1,000
Operating expenses:
Research and development	42,748	55,444
General and administrative	19,819	20,090
Total operating expenses	62,567	75,534
Loss from operations	(62,567)	(74,534)
Other (income) expense, net	(737)	(160)
Interest expense	3,019	512
Net loss and comprehensive loss	$(64,849)	$(74,886)
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	$(1.11)
Weighted-average number of common shares outstanding, basic and diluted	67,716	67,220

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Stockholders’ Equity

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at January 1, 2021	63,257	$633	$358,277	$(213,001)	$145,909
Issuance of common stock upon vesting of restricted stock	1,089	11	(11)	—	—
Stock‑based compensation	—	—	9,719	—	9,719
Repurchase of shares for tax withholdings	(347)	(3)	(909)	—	(912)
Issuance of warrants in connection with term loan financing	—	—	255	—	255
Issuance of common stock upon at the market offering, net of sales commissions and other offering costs of $529	3,630	36	14,502	—	14,538
Issuance of common stock upon exercise of stock options	87	—	133	—	133
Net loss	—	—	—	(74,886)	(74,886)
Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756
Issuance of warrants in connection with term loan financing	—	—	206	—	206
Stock‑based compensation	—	—	8,172		8,172
Net loss	—	—	—	(64,849)	(64,849)
Balance at December 31, 2022	67,716	$677	$390,344	$(352,736)	$38,285

See accompanying notes to financial statements.

Aptinyx Inc.

Statements of Cash Flows

(in thousands)

	Year Ended
	December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(64,850)	$(74,886)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	122	526
Change in fair value of derivative liability associated with contingently issuable warrants	(125)	44
Non-cash interest expense related to term loan	757	154
Stock-based compensation expense	8,172	9,719
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(1,311)	(296)
Accounts receivable	—	257
Accounts payable	89	(587)
Accrued expenses and other liabilities	(2,538)	1,644
Net cash used in operating activities	(59,684)	(63,425)
Cash flows from investing activities:
Proceeds from sale of property and equipment	—	121
Net cash provided by investing activities	—	121
Cash flows from financing activities:
Proceeds from stock options exercised	—	133
Repurchase of shares for tax withholdings	—	(912)
Proceeds from issuance of term loan, net of issuance costs paid to lender	10,000	14,638
Payment of debt issuance costs	(22)	(82)
Proceeds from at the market offering, net of sales commission	—	14,615
Payment of offering costs	(231)	(66)
Net cash provided by financing activities	9,747	28,326
Net decrease in cash, cash equivalents and restricted cash	(49,937)	(34,978)
Cash, cash equivalents and restricted cash, at beginning of period	106,321	141,299
Cash, cash equivalents and restricted cash, at end of period	$56,384	$106,321
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,111	$255
Supplemental disclosure of non-cash investing and financing activities:
Debt issuance costs not yet paid	$—	$13
Recognition of derivative liability associated with contingently issuable warrants	—	287
Issuance of warrants in connection with term loan financing	206	255

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

Liquidity, capital resources, and going concern

On July 1, 2019, the Company entered into a Sales Agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”) pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $24.0 million under an “at the market” offering program (the “2019 ATM Offering”). The Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2019 ATM Offering. Between July 1, 2019 and December 31, 2022, the Company sold an aggregate of 5,120,940 shares at a weighted-average price of $3.99 per share for net proceeds of $20.4 million after deducting sales commission and other offering expenses including 3,629,458 shares for net proceeds of $14.5 million during the year ended December 31, 2021.

On September 15, 2021, the Company entered into a Loan and Security agreement (the “Loan Agreement”) with K2 HealthVentures LLC (“Lender”). The Loan Agreement provides up to $50.0 million principal in term loans, $15.0 million of which was funded at the time the Company entered into the agreement. See Note 10 for additional details regarding the Loan Agreement.

On September 16, 2021, the Company entered into a Sales Agreement (the “2021 Sales Agreement”) with Cowen pursuant to which the Company may offer and sell shares of its common stock with an aggregate offering price of up to $50.0 million under an “at the market” offering program (the “2021 ATM Offering”) and which supersedes the 2019 Sales Agreement and 2019 ATM Offering. The 2021 Sales Agreement provides that Cowen will be entitled to a sales commission equal to 3.0% of the gross sales price per share of all shares sold under the 2021 ATM Offering. Between September 16, 2021 and December 31, 2022, no shares of common stock have been issued and sold pursuant to the 2021 Sales Agreement.

The financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses and negative cash flows from operations since inception. As of December 31, 2022, the Company had an accumulated deficit of $352.7 million, cash and cash equivalents of $56.2 million, and total liabilities of $28.4 million.

In February 2023, the Company announced results from a Phase 2 clinical study evaluating the effects of NYX-458 in patients with cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies. Across the overall study population, NYX-458 did not demonstrate clinically meaningful improvements over placebo on the study’s efficacy endpoints. The results do not support further development of NYX-458 by the Company. As a result, the Company also began implementation of a strategic restructuring with the objective of preserving capital. As part of the restructuring, the Company eliminated approximately 60% of its workforce (see Note 18) and has taken other actions, including terminating its ongoing Phase 2b study of NYX-783 in PTSD to analyze the data to date to inform the next steps for the program. The Company is not able to advance its studies or perform meaningful research or development without obtaining additional sources of financing. These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

In response to these conditions, the Company is currently evaluating strategic alternatives including a merger, reverse merger, other business combination, sales of assets, licensing or other strategic transactions involving the Company. There is no assurance that the Company will be successful in executing such transaction or obtaining sufficient funding on terms acceptable to the Company to fund continuing operations, if at all. If the Company is unable to obtain additional funding or enter into strategic alternatives, the Company will be forced to further delay, reduce or eliminate its research and development programs or initiate steps to cease operations. As a result, the Company concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

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

ASU 2016-02 Leases (Topic 842). In February 2016, the FASB issued ASU No. 2016-02, Leases (“ASU 2016-02”), as amended, which requires a lessee to recognize assets and liabilities on the balance sheet for operating leases and changes many key definitions, including the definition of a lease. The new standard includes a short-term lease exception for leases with a term of 12 months or less, as part of which a lessee can make an accounting policy election not to recognize lease assets and lease liabilities. Lessees will continue to differentiate between finance leases (previously referred to as capital leases) and operating leases using classification criteria that are substantially similar to the previous guidance.

The Company adopted this standard on a modified retrospective basis on December 31, 2022 and reflected the adoption as of January 1, 2022 in its annual results for the period ended December 31, 2022. The Company elected the package of practical expedients permitted under the transition guidance, which allows it to carry forward its historical lease classification, its determination regarding whether a contract contains a lease and any initial indirect costs that had existed prior to the adoption of this new standard. The Company also elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less. The Company recognized $0.3 million of operating lease right-of-use assets, $0.3 million in short-term operating lease liabilities on the balance sheet upon adoption of the new standard. The operating lease liabilities were determined based on the present value of the remaining minimum rental payments and the operating lease right-of-use asset was determined based on the value of the lease liabilities, adjusted for deferred rent and tenant allowance balances of $0.1 million, which were previously included in accrued liabilities. The adoption of ASU 2016-02 did not have a material impact on the statements of operations and comprehensive loss or cash flows.

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

A novel strain of coronavirus (COVID-19) was first identified in December 2019, and subsequently declared a global pandemic by the World Health Organization on March 11, 2020. As a result of the outbreak, many companies have experienced disruptions in their operations and in markets served. On March 27, 2020, the Company suspended patient enrollment for certain ongoing Phase 2 clinical studies, including its NYX-2925 studies in painful diabetic peripheral neuropathy and fibromyalgia and its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies. The Company re-initiated enrollment in its NYX-2925 study in fibromyalgia in September 2020, in its NYX-2925 study in painful diabetic peripheral neuropathy in January 2021, and in its NYX-458 study in Parkinson’s disease cognitive impairment and dementia with Lewy bodies in March 2021. The Company has initiated some and may take additional temporary precautionary measures intended to help ensure the well-being of its employees and minimize business disruption. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no material adverse impacts on the Company’s results of operations and financial position at December 31, 2022. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. Another prolonged outbreak could have a material adverse impact on financial results and business operations of the Company, including the availability of capital, timing and ability of the Company to complete certain clinical studies, and other efforts required to advance the development of its targets.

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

Accounts receivable

Accounts receivable that management has the intent and ability to collect are reported in the balance sheets at outstanding amounts, less an allowance for doubtful accounts. During the year ended December 31, 2021, one research collaborator, Allergan plc (“Allergan”) represented 100% of the Company’s revenues (see Note 4). The associated accounts receivable were approximately $0.0 million at December 31, 2021. The Company writes off uncollectible receivables based on specific identification when the likelihood of collection is remote. No allowance was deemed necessary at December 31, 2021.

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

	As of	As of
	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$56,205	$106,124
Short-term restricted cash and long-term restricted cash	179	197
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$56,384	$106,321

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. There were no Level 3 assets as of December 31, 2022 or 2021. Level 3 liabilities as of December 31, 2022 and 2021 was $0.0 million and $0.3 million.

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

Impairment of long-lived assets

Long-lived assets consist of property and equipment. Long-lived assets to be held and used are tested for recoverability whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the sum of the estimated future undiscounted cash flows expected to result from the use and eventual disposition of an asset is less than the carrying amount of the asset group, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset group. The Company has not recorded any impairment losses on long-lived assets for the years ended December 31, 2022 and 2021.

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

Income taxes

The Company accounts for income taxes under the liability method in accordance with ASC 740, Income Taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established if it is more likely than not that all, or some portion, of deferred income tax assets will not be realized. The Company has recorded a full valuation allowance to reduce its net deferred income tax assets to zero. The valuation allowance increased by $18.1 million and $20.6 million during the years ended December 31, 2022 and 2021, respectively. In the event the Company were to determine that it would be able to realize some or all its deferred income tax assets in the future, an adjustment to the deferred income tax asset valuation allowance would increase income in the period such determination was made.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained upon an examination. Any recognized income tax positions would be measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement would be reflected in the period in which the change in judgment occurs. At December 31, 2022 and 2021, the Company had no liability for income tax associated with uncertain tax positions. The Company would recognize any corresponding interest and penalties associated with its income tax positions in income tax expense. There was no income tax interest or penalties incurred in 2022 or 2021.

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

5.       Fair value measurements

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 are as follows (in thousands):

	December 31,
	2022	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$55,686	$55,686	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Total Assets	$55,865	$55,865	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2021 are as follows (in thousands):

	December 31,
	2021	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$103,859	$103,859	$—	$—
Money market funds, included in restricted cash	197	197	—	—
Total Assets	$104,056	$104,056	$—	$—
Liabilities
Derivative liability, included in other long-term liabilities	$331	$—	$—	$331
Total Liabilities	$331	$—	$—	$331

6.       Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2021
Prepaid clinical	$3,828	$4,693
Prepaid insurance	1,109	1,122
Prepaid manufacturing costs	2,380	2,241
Other prepaid expenses and current assets	329	366
Total prepaid expenses and other current assets	$7,646	$8,422

7.       Property and equipment

Property and equipment are as follows (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2021
Office equipment and furniture	152	152
Laboratory equipment	401	401
Leasehold improvements	979	979
Less accumulated depreciation	(1,500)	(1,347)
Property and equipment, net	$32	$185

Depreciation expense was $0.2 and $0.6 million for the years ended December 31, 2022 and 2021. The Company disposed of certain laboratory equipment during the year ended December 31, 2021 that were fully depreciated at the time of disposal.

8.       Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	December 31,	December 31,
	2022	2021
Employee-related expenses	$1,724	$2,567
Development costs and sponsored research	84	1,347
Clinical trials	184	810
Other	780	340
Total accrued expenses and other current liabilities	$2,772	$5,064

9.       Leases

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

On April 6, 2022, the Company executed an amendment to extend the lease agreement with its landlord for office space totaling 22,672 square feet through September 30, 2023.

The Company determines if an arrangement is a lease at inception. Operating leases are included in other assets and accured expenses and other current liabilities on the balance sheet. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The operating lease right-of-use assets also include any lease payments made and are reduced by any lease incentives received. The Company’s lease terms may include options to extend or not terminate the lease when it is reasonably certain that it will exercise any such options. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Lease expense is recognized on a straight-line basis over the expected lease term.

The Company’s only lease recognized on the balance sheet is a real estate lease of office space. This lease has a remaining term of less than 1 year and there are no options to renew as of December 31, 2022. The Company has elected the practical expedient permitted under ASC 842 to combine lease and non-lease components. As a result, non-lease components, such as common area maintenance charges, are accounted for as a single lease element. The Company’s remaining operating leases are primarily comprised of leases of printers and other equipment. The Company does not have material finance leases.

The Company’s real estate lease agreement includes variable payments that are passed through by the landlord, such as insurance, taxes, and common area maintenance, and payments based on the usage of the asset. Pass-through charges and payments due to changes in usage of the asset are included within variable rent expense.

In 2021, the Company entered into an agreement with a contract manufacturing organization for manufacturing of materials for research and development purposes, including manufacturing of clinical trial materials. This agreement is valid for a period of five years, unless terminated earlier by the Company. The Company has determined that the agreement includes an embedded lease. There are no contractual minimum purchase obligations associated with this agreement. All payments associated with this agreement are variable.

The Company’s lease agreement does not contain material residual value guarantees, restrictions, or covenants.

The components of lease expense were as follows:

As of
December 31,
2022
Operating lease cost	$392
Variable lease cost	1,244
Total lease cost	$1,636

Supplemental cash flow information related to operating leases was as follows:

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$458
Right of use assets obtained in exchange for operating lease obligations (1)
Operating leases	$657

(1)	Including the balance recognized on January 1, 2022, upon adoption of ASU No. 2016-02.

Supplemental balance sheet information related to leases was as follows:

Operating lease right-of-use assets	$305

Other current liabilities	$337
Noncurent Operating Lease Liabilities	—
Total operating lease liabilities	337

Weighted average lease term
Operating leases	0.75 years
Weighted average discount rate
Operating leases	9.5%

As of December 31, 2022, the future payments under operating leases were as follows:

Year ending December 31,
2023	$347
2024	—
2025	—
2026	—
2027	—
Thereafter	—
Total Lease Payments	$347
Less: Imputed Interest	(10)
Present Value of Lease Liabilities	$337

As of December 31, 2022, we have an additional lease, primarily for clinical supply manufacturing, that has not yet commenced with a minimum order commitment of $2.6 million and a minimum lease term of two years. This lease will commence during fiscal year 2023.

Comparative Period Disclosures under ASC 840:

Rental expense for operating leases for the year ended December 31, 2021 was $0.8 million.

Future minimum rental payments under non-cancellable operating leases (within initial or remaining lease terms in excess of one year) as of December 31, 2021 were:

Year ending December 31,
2023	$628
2023	—
2024	—
2025	—
2026	—
Thereafter	—
Total Minimum Lease Payments under ASC 840	$628

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

The Company’s obligations under the Loan Agreement are secured by a first priority security interest in substantially all of its assets. The Loan Agreement contains customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricts certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There are no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of December 31, 2022.

Upon the occurrence of an event of default, a default interest rate of an addition 5% per annum may be applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

The Company recorded interest expense related to the Loan Agreement of $3.0 million and $0.5 million for the years ended December 31, 2022 and 2021.

Future principal debt payments of the term loans funded as of December 31, 2022 are as follows (in thousands):

2023	$2,795
2024	12,066
2025	10,139
2026	—
Total principal payments	25,000
Exit Fee	1,613
Total principal payments and Exit Fee	26,613
Less: Unamortized debt discount related to warrants	(339)
Less: Unamortized debt discount related to Exit Fee	(1,078)
Less: Unamortized debt issuance costs	(293)
Term loan, net	24,903
Less: current portion of term loan	(2,795)
Term loan, non-current	$22,108

11.         Warrants and derivative liability

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

No warrants had been exercised as of December 31, 2022. Any shares of the Company’s common stock issued upon exercise of the warrant are permitted to be settled in unregistered shares. The warrant is classified as equity as it meets all the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrant for initial measurement date of funding of the Second Tranche Term loan, and reassesses whether equity classification for the warrant is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

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

The Company is conditionally obligated to issue a fixed number of additional warrants (“Additional Warrants”) in the amount of 344,998 shares upon the funding of the Second, Third and Fourth Tranche Term Loans with the same exercise price and contractual term.

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

The following table provides a reconciliation of the beginning and ending balances for the Company’s Additional Warrants derivative liability recognized in connection with the term loan measured at fair value using significant unobservable inputs (Level 3):

Additional
Warrants
Balance at December 31, 2021	$331
Fair value of Additional Warrant Derivative Liability issued during the period	—
Change in fair value	(125)
Derecognition	(206)
Balance at December 31, 2022	$—

The specific assumptions used to determine the fair value of the warrants as of December 31, 2022 and 2021 were as follows:

	December 31,	December 31,
	2022	2021

Expected volatility	100%	95%
Expected dividends	None	None
Expected term	5.00 Years	5.00 Years
Risk-free rate	4.06%	1.26%

12.      Stockholders’ equity

Preferred Stock

The Company is also authorized to issue 10 million shares of undesignated preferred stock, par value $0.01, in one or more series. As of December 31, 2022 and 2021, no shares of preferred stock were issued or outstanding.

Common stock

As of December 31, 2022 and 2021, the Company had reserved common stock for issuance as follows (in thousands):

	As of December 31,
	2022	2021
Stock options issued and outstanding	11,836	10,713
Warrants	246	148
	12,082	10,861

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

The number of shares available for grant under the Company’s stock option plan were as follows (in thousands):

Available for grant as of January 1, 2021	2,244
Plan amendment	2,530
Grants	(4,610)
Forfeitures and cancellations	496
Available for grant as of December 31, 2021	660
Plan amendment	2,709
Grants	(2,467)
Forfeitures and cancellations	1,344
Available for grant as of December 31, 2022	2,246

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying statements of operations relating to all stock-based awards for the years ended December 31, 2022 and 2021 are as follows (in thousands):

	Year ended
	December 31,
	2022	2021
Research and development	$1,421	$2,677
General and administrative	6,751	7,042
Total stock‑based compensation expense	$8,172	$9,719

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

No restricted stock units were issued in 2022. Non-cash restricted stock unit award expense recognized in the accompanying statements of operations was $0.0 million and $0.8 million for the years ended December 31, 2022 and 2021. There were no unvested restricted stock units as of December 31, 2022 and 2021.

Stock options

During the years ended December 31, 2022 and 2021, the Company granted 2.5 million and 4.6 million stock options, respectively. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

The weighted-average grant date fair value per share of each option granted during the years ended December 31, 2022 and 2021 was $2.13 and $2.42, respectively. As of December 31, 2022, there was $9.7 million of unrecognized compensation cost related to non-vested stock options which is expected to be recognized over a weighted-average period of 2.47 years.

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

The specific assumptions used to determine the fair value of the stock options granted during the years ended December 31, 2022 and 2021 were as follows:

Year ended December 31,
	2022	2021

Expected volatility	93%-98%	95%-100%
Expected dividends	None	None
Expected option life	5.00 - 6.08 Years	5.27 - 6.08 Years
Risk-free rate	1.59 – 4.06%	0.48 – 1.29%

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, January 1, 2021	6,684	$6.88	7.96	$1,582
Granted	4,610	3.11
Exercised	(87)	1.53
Forfeited and canceled	(494)	5.51
Outstanding, December 31, 2021	10,713	$5.36	8.07	$718
Granted	2,467	2.79
Exercised	—	—
Forfeited and canceled	(1,344)	4.17
Outstanding, December 31, 2022	11,836	$4.96	7.31	$—
Vested and expected to vest at December 31, 2022	11,836	$4.96	7.31	$—
Exercisable at December 31, 2022	7,149	$6.21	6.45	$—

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

14.      Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the years ended December 31, 2022 and 2021 (in thousands, except per share data):

	Year ended
	December 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(64,849)	$(74,886)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	67,220
Net loss per share attributable to common stockholders—basic and diluted	$(0.96)	$(1.11)

The following common stock equivalents outstanding as of December 31, 2022 and 2021, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of December 31,
	2022	2021
Stock options issued and outstanding	11,836	10,713
Warrants	246	148
	12,082	10,861

15.      Employee benefit plan

Effective December 31, 2015, the Company established a defined contribution 401(k) plan (the “401(k) Plan”) for the benefit of its employees. All of the employees of the Company are eligible to participate in the 401(k) Plan which permits employees to make voluntary contributions up to the dollar limit allowed under the Internal Revenue Code. The 401(k) Plan also provides for matching contributions as defined by the Company of up to a combined total of 4% of an employee’s eligible annual compensation. The Company has recorded matching contributions of $0.3 million for each of the years ended December 31, 2022 and 2021, respectively.

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

Deferred tax assets and valuation allowance

Deferred tax assets reflect the tax effects of net operating losses (“NOLs”) and temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The most significant item of deferred tax assets is derived from the Company’s federal NOLs. At December 31, 2022 the Company had a U.S. federal NOL carryforward available to offset future taxable income of $270.5 million. This includes $184.8 million of gross NOLs that are limited under Sec. 382 of the Internal Revenue Code, of which $48.9 million gross NOLs were generated prior to 2018 and will begin to expire in 2035, and the remainder were generated after 2018 and have an indefinite carryforward period. All the gross NOLs that are limited are subject to a substantial annual limitation and $33.3 million will expire based on such limitations. There could also be additional ownership changes in the future which may result in additional limitations on the utilization of NOL carryforwards. As of

December 31, 2022, the Company had state NOL carryforwards of $25.7 million which have a 12-year carryforward period and will begin to expire starting in 2027.

A reconciliation of the U.S statutory rate to the Company’s effective tax rate is as follows:

Year ended December 31,	2022	2021
Federal rate	21.0%	21.0%
State rate	7.5	7.5
Valuation allowance	(27.9)	(27.4)
Other	(0.6)	(1.1)
	—%	—%

The significant components of the Company’s net deferred tax assets are as follows (in thousands):

December 31,	2022	2021
Deferred tax assets
Net operating loss	$70,127	$64,850
Interest expense carryforwards	774	88
Section 174 R&D	10,972	—
Stock‑based compensation	8,235	6,305
Accrued clinical trials	61	330
Accrued compensation	491	724
Accrued expenses and other, net	406	582
Total deferred tax assets	91,066	72,879
Less valuation allowance	$(90,979)	$(72,879)
Net deferred tax assets	87	—
Other	(87)	—
Total deferred tax liabilities	(87)	—
Net deferred taxes	$—	$—

The Company files federal and state income tax returns and, in the normal course of business, the Company is subject to examination by these taxing authorities. As of December 31, 2022, the Company’s tax years through December 31, 2021 are subject to examination by the U.S. federal and state taxing authorities with the exception of the December 31, 2018 tax year.

17.      Commitments and contingencies

From time to time, the Company is subject to occasional lawsuits, investigations and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of December 31, 2022.

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown at December 31, 2022. The Company does not anticipate recognizing any significant losses relating to these arrangements.

18.      Subsequent events

Separation of Workforce

On February 26, 2023, the Company announced that it was reducing its workforce by approximately 60% of its current headcount with the objective of preserving capital. This workforce reduction will take place primarily during the first quarter of 2023. As a result of these actions, the Company expects to incur personnel-related restructuring charges of approximately $1.4 million in connection with one-time employee termination costs, including severance and other benefits, which are expected to be incurred in the first quarter of 2023.

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

10.5#

Non-Employee Director Compensation Policy, incorporated by reference to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 (File No. 3001-38535 filed with the SEC on March 23, 2021).

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

32.1**

Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, by Andrew Kidd, Chief Executive Officer of the Company, and Ashish Khanna, Chief Financial Officer of the Company.

101

The following materials from Aptinyx Inc.'s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (Extensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations and Comprehensive Loss, (iii) the Statements of Convertible Preferred Stock and Stockholders' Equity, (iv) the Statements of Cash Flows and (iv) Notes to Financial Statements.

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

APTINYX INC.

Date: March 30, 2023	By:	/s/ ANDREW KIDD
Andrew Kidd, M.D.
President and Chief Executive Officer

Each person whose individual signature appears below hereby constitutes and appoints Andrew Kidd and Ashish Khanna and each of them, with full power of substitution and resubstitution and full power to act without the other, as their true and lawful attorney-in-fact and agent to act in their name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ ANDREW KIDD	Director and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Andrew Kidd, M.D.

/s/ ASHISH KHANNA	Chief Financial Officer and Chief Business Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2023
Ashish Khanna

/s/ NORBERT G. RIEDEL	Executive Chairman of the Board of Directors	March 30, 2023
Norbert G. Riedel, Ph.D.

/s/ HENRY GOSEBRUCH	Director	March 30, 2023
Henry O. Gosebruch

/s/ ELISHA P. GOULD III	Director	March 30, 2023
Elisha P. Gould III

/s/ ROBERT J. HOMBACH	Director	March 30, 2023
Robert J. Hombach

/s/ ADAM M. KOPPEL	Director	March 30, 2023
Adam M. Koppel, M.D., Ph.D.

/s/ JOAN W. MILLER	Director	March 30, 2023
Joan W. Miller, M.D.

/s/ GILMORE O’NEILL	Director
Gilmore O’Neill		March 30, 2023
/s/ RACHEL E. SHERMAN	Director	March 30, 2023
Rachel E. Sherman