Form 10-K/A
period 2022-12-31
Aptinyx Inc.
filed 2023-04-28
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of April 24, 2023, there were 67,715,718 shares of the registrant’s common stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Audit Firm Id	Auditor Name:	Auditor Location:
34	Deloitte & Touche LLP	Chicago, Illinois

EXPLANATORY NOTE

Aptinyx Inc. (“we,” “us,” “our,” “company,” or “Aptinyx”) is filing this Amendment No. 1 on Form 10-K/A (“10-K/A”), to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Original 10-K”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 30, 2023 (“Original Filing Date”), solely to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Original Form 10-K by reference from our definitive proxy statement if such proxy statement is filed no later than 120 days after our fiscal year-end. We are filing this 10-K/A to include the Part III information in the Original Form 10-K because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original 10-K.

This Amendment No. 1 amends and restates in their entirety Items 10 through 14 of the Original Annual Report. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), this 10-K/A also contains new certifications by the principal executive officer and the principal financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV is amended to include the currently dated certifications as exhibits. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

Except as expressly noted in this 10-K/A, this 10-K/A does not reflect events that may have occurred subsequent to the Original Filing Date or modify or otherwise update any other disclosures contained in the Original 10-K, including, without limitation, the financial statements. Accordingly, this 10-K/A should be read in conjunction with the Original 10-K. Defined terms used, but not defined, herein have the meanings ascribed to them in the Original 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information About Our Directors

The following table identifies our current directors and sets forth certain information regarding the members of our board of directors, including their ages as of March 15, 2023, and years of tenure on our board of directors.

Name	Positions and Offices Held with Aptinyx	Years Tenure	Director Since	Age
Adam Koppel	Director	4	2019	53
Henry O. Gosebruch	Director	4	2019	50
Terry Gould	Director	8	2015	66
Robert J. Hombach	Director	5	2018	57
Joan W. Miller	Director	2	2021	64
Rachel E. Sherman	Director	4	2019	65
Norbert G. Riedel	Director and Executive Chairman	8	2015	65
Andrew Kidd	Director and Chief Executive Officer	2	2022	47

The names and certain biographical information about our current directors, including each director’s business experience, director position held, information regarding involvement in certain legal or administrative proceeding, if applicable, and the director’s experiences, qualifications, attributes, or skills are set forth below.

Class I Directors (Term Expires at the 2025 Annual Meeting)

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

Class II Directors (Term Expires at the 2023 Annual Meeting)

Adam M. Koppel, M.D., Ph.D., joined our board of directors in December 2017. Dr. Koppel rejoined Bain Capital in 2016 as a Managing Director of Bain Capital Life Sciences. He had initially joined Bain Capital Public Equity in 2003 where he was a leader within the healthcare sector until mid-2014. During the period mid-2014 to mid-2016, Dr. Koppel worked at Biogen, Inc. where he served as executive vice president of corporate development and chief strategy officer. Prior to joining Bain Capital Public Equity in 2003, Dr. Koppel was an associate principal at McKinsey & Co in New Jersey where he served a variety of healthcare companies. Dr. Koppel currently serves on the board of directors of BCLS Acquisition Corp. Cerevel Therapeutics Holdings, Inc., Dicerna Pharmaceuticals, Inc., Foghorn Therapeutics, Inc. and Solid BioSciences, Inc. Dr. Koppel previously served on the board of directors of Trevena, Inc., PTC Therapeutics, Inc. and Viacyte, Inc. Dr. Koppel received an M.D. and Ph.D. in neuroscience from the University of Pennsylvania School of Medicine, as well as an M.B.A. from The Wharton School at the University of Pennsylvania, where he was a Palmer Scholar. He graduated magna cum laude from Harvard University with an A.B. and A.M. in History and Science. We believe that Dr. Koppel’s background as an executive officer, director and venture capital investor in biopharmaceutical companies, as well as his scientific and medical background, provide him with the qualifications and skills to serve as a member of our board of directors.

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

Class III Directors (Term Expires at the 2024 Annual Meeting)

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

Robert J. Hombach has served as a member of our board of directors since May 2018. Mr. Hombach is the retired Executive Vice President, Chief Financial Officer and Chief Operations Officer of Baxalta Inc., a biopharmaceutical company, a position he held from July 2015 until the acquisition of Baxalta by Shire plc in June 2016. Baxalta was spun off from its parent, Baxter International Inc., in July 2015, where Mr. Hombach served as Vice President and Chief Financial Officer from June 2010 until the Baxalta spin- off. Mr. Hombach began his career at Baxter in 1989 and served in a number of roles there, including as Vice President of Finance EMEA from 2004 to 2007 and Treasurer from 2007 to 2010. Mr. Hombach currently serves on the board of directors of BioMarin Pharmaceutical Inc. and CarMax Inc. Mr. Hombach earned a B.S. from the University of Colorado and an M.B.A. from Northwestern University’s J.L. Kellogg Graduate School of Management. We believe Mr. Hombach is qualified to serve on our board due to his extensive experience in finance and accounting, capital markets, and managing large biotechnology and pharmaceutical organizations.

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

Board Diversity

Our Corporate Governance Guidelines provide that diversity of background and experience should be considered in determining director candidates as well as other factors such as a candidate’s character, judgment, skills, education, expertise and absence of conflicts of interest. However, we do not have a formal policy concerning the diversity of the board of directors. Our priority in selection of board members is identification of members who will further the interests of our stockholders through their established records of professional accomplishment, their ability to contribute positively to the collaborative culture among board members, and their knowledge of our business and understanding of the competitive landscape in which we operate and adherence to high ethical standards. Although the nominating and corporate governance committee does not have a formal diversity policy and does not follow any ratio or formula with respect to diversity in order to determine the appropriate composition of the board of directors, the nominating and corporate governance committee and the full board of directors are committed to creating a board of directors that promotes our strategic objectives and fulfills its responsibilities to our stockholders, and considers diversity of gender, race, national origin, education, professional experience, and differences in viewpoints and skills when evaluating proposed director candidates.

As required by Nasdaq Rule 5606 as approved by the SEC in August 2021, we are providing additional information about the gender and demographic diversity of our directors in the format required by such rule. The information in the matrix below is based solely on information provided by our directors about their gender and demographic self-identification.

Board Diversity Matrix (as of April 24, 2023)

Total Number of Directors	8

	Female	Male	Non-binary	Did not disclose gender
Part I: Gender Identity
Directors	2	6	0	0
Part II: Demographic Background
African American or Black	0	0	0	0
Alaskan Native or Native American	0	0	0	0
Asian	0	0	0	0
Hispanic or Latinx	0	0	0	0
Native Hawaiian or Pacific Islander	0	0	0	0
White	2	6	0	0
LGBTQ+			0
Did not disclose demographic background			0

There are no family relationships between or among any of our directors or executive officers. The principal occupation and employment during the past five years of each of our directors was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our directors and any other person or persons pursuant to which they are to be selected as a director.

There are no material legal proceedings to which any of our directors is a party adverse to us in which any such person has a material interest adverse to us.

Executive Officers Who Are Not Directors

The following table identifies our executive officers, other than as otherwise noted above, and sets forth their current positions and years of tenure at Aptinyx, their ages as of March 15, 2023, and certain other demographic information.

Name	Positions and Offices Held with Aptinyx	Years Tenure	Officer Since	Age	Gender	Race / Ethnicity
Ashish Khanna	Chief Financial Officer and Chief Business Officer	8	2015	47	Male	Asian

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

The principal occupation and employment during the past five years of each of our executive officers was carried on, in each case except as specifically identified above, with a corporation or organization that is not a parent, subsidiary or other affiliate of us. There is no arrangement or understanding between any of our executive officers and any other person or persons pursuant to which he was or is to be selected as an executive officer.

There are no material legal proceedings to which any of our executive officers is a party adverse to us in which any such person has a material interest adverse to us.

Board Committees

Our board of directors has established an audit committee, a compensation and management development committee, a nominating and corporate governance committee, and a science and medicine committee. The table below shows the current chairs and current members of each standing committee, and the independence status of each board member.

Name	Independent	Audit	Compensation	Governance	Science and Medicine
Adam Koppel	✓		Chair	•	•
Henry O. Gosebruch	✓	•	•		•
Terry Gould	✓		•
Robert J. Hombach	✓	Chair
Joan W. Miller	✓			•	Chair
Rachel E. Sherman	✓			Chair	•
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

Audit Committee

Mr. Gosebruch and Mr. Hombach currently serve on the audit committee, which is chaired by Mr. Hombach. Mr. Enright served as a member of our audit committee until his resignation from our board of directors in November 2022. Our board of directors has determined that each member of the audit committee is “independent” for audit committee purposes as that term is defined in the rules of the SEC and the applicable Nasdaq rules, and each has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Hombach as an “audit committee financial expert,” as defined under the applicable rules of the SEC. During the fiscal year ended December 31, 2022, the audit committee met four times. The audit committee’s responsibilities include:

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

Compensation and Management Development Committee

Mr. Gosebruch, Mr. Gould, and Dr. Koppel serve on the compensation and management development committee, which is chaired by Dr. Koppel. Our board of directors has determined that each member of the compensation and management development committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2022, the compensation and management development committee met four times. The compensation and management development committee’s responsibilities include:

•	annually reviewing and recommending to the board of directors corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and recommending to the board of directors the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	reviewing and making recommendations to the board of directors with regard to the grant of equity- based awards and the size of equity-based plans;

•	overseeing compensation of senior management;

•	evaluating and assessing potential and current compensation advisors in accordance with the independence standards identified in the applicable Nasdaq rules;

•	retaining and approving the compensation of any compensation advisors;

•	reviewing and making recommendations to our board of directors about our policies and procedures for the grant of equity-based awards;

•	evaluating and making recommendations to the board of directors about director compensation;

•	preparing the compensation and management development committee report required by SEC rules, if and when required, to be included in our annual proxy statement;

•	reviewing and reassessing the adequacy of the compensation and management development committee’s charter;

•	performing periodic evaluations of the compensation and management development committee and report results to the board of directors;

•	reviewing and approving the retention or termination of any consulting firm or outside advisor to assist in the evaluation of compensation matters; and

•	reviewing and discussing with the board of directors corporate succession plans for our chief executive officer and our other key officers.

Nominating and Corporate Governance Committee

Dr. Koppel, Dr. Miller, and Dr. Sherman currently serve on the nominating and corporate governance committee, which is chaired by Dr. Sherman. Our board of directors has determined that each member of the nominating and corporate governance committee is “independent” as defined in the applicable Nasdaq rules. During the fiscal year ended December 31, 2022, the nominating and corporate governance committee held two meetings. The nominating and corporate governance committee’s responsibilities include:

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

Science and Medicine Committee

Mr. Gosebruch, Dr. Koppel, Dr. Miller and Dr. Sherman currently serve on the science and medicine committee, which is chaired by Dr. Miller. During the fiscal year ended December 31, 2022, the science and medicine committee held one meeting. The science and medicine committee’s responsibilities include:

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

Identifying and Evaluating Director Nominees

Our board of directors is responsible for filling vacancies on our board of directors and for nominating candidates for election by our stockholders each year in the class of directors whose term expires at the relevant annual meeting. The board of directors delegates the selection and nomination process to the nominating and corporate governance committee, with the expectation that other members of the board of directors, and of management, will be requested to take part in the process as appropriate.

The nominating and corporate governance committee establishes a process for identifying and evaluating nominees for the board of directors, including nominees recommended by stockholders. The nominating and corporate governance committee may solicit recommendations from non-management directors, the chief executive officer, other executive officers, third-party search firms, or any other source it deems appropriate. Once candidates have been identified, the nominating and corporate governance committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the nominating and corporate governance committee. The nominating and corporate governance committee may gather information about the candidates through interviews, detailed questionnaires, comprehensive background checks or any other means that the nominating and corporate governance committee deems to be appropriate in the evaluation process. The nominating and corporate governance committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our board of directors. Based on the results of the evaluation process, the nominating and corporate governance committee recommends candidates for the board of directors’ approval to fill a vacancy or as director nominees for election to the board of directors by our stockholders each year in the class of directors whose term expires at the relevant annual meeting.

While we do not have a formal policy with respect to diversity of our board of directors, we believe that it is essential that our board members represent diverse viewpoints with broad experience in areas important to the operation of our company such as business, science, medicine, and finance and accounting. We also believe diversity can help the board identify and respond more effectively to the needs of shareholders, employees, and other stakeholders. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a composite mix of experience, knowledge, and abilities that will allow our board to promote our strategic objectives and fulfill its responsibilities to our stockholders. In this context, we also consider a variety of attributes in selecting nominees to our board, such as:

•	an understanding of, and experience in, the biotechnology and pharmaceutical industries, and the regulatory landscape in which such companies operate;

•	an understanding of, and experience in, accounting oversight and governance, finance, and complex business transactions;

•	leadership experience with public companies or other significant organizations;

•	diversity of age, gender, race and national origin, education, professional experience and differences in viewpoints and skills.

These factors and others are considered useful by our board of directors and are reviewed in the context of an assessment of the perceived needs of our board at a particular point in time. Director nominees are not discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law.

Board and Committee Meetings Attendance

The full board of directors met four times during 2022. During 2022, each member of the board of directors attended in person or participated in 75% or more of the aggregate of (i) the total number of meetings of the board of directors (held during the period for which such person has been a director) and

(ii) the total number of meetings held by all committees of the board of directors on which such person served (during the periods that such person served).

Policy on Trading, Pledging and Hedging of Company Stock

Certain transactions in our securities (such as short sales and purchases and sales of publicly traded put and call options) create a heightened compliance risk or could create the appearance of misalignment between management and stockholders. In addition, securities held in a margin account or pledged as collateral may be sold without consent if the owner fails to meet a margin call or defaults on the loan, thus creating the risk that a sale may occur at a time when an officer or director is aware of material, non-public information or otherwise is not permitted to trade in Company securities. Our insider trading policy expressly prohibits short sales and derivative transactions of our stock by our executive officers, directors, employees and certain designated consultants and contractors, including short sales of our securities. Our insider trading policy expressly prohibits, without the advance approval of our audit committee, purchases or sales of puts, calls, or other derivative securities of the company or any derivative securities that provide the economic equivalent of ownership.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the corporate governance section of our website, which is located https://ir.aptinyx.com/governance/governance-documents-and-charters/default.aspx. If we make any substantive amendments to, or grant any waivers from, the code of business conduct and ethics for any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Board Leadership Structure and Board’s Role in Risk Oversight

Our board of directors has no policy with respect to the separation of the offices of chief executive officer and chairperson of the board of directors. It is the board’s view that rather than having a rigid policy, the board, with the advice and assistance of the nominating and corporate governance committee, and upon consideration of all relevant factors and circumstances, will determine, as and when appropriate, whether the two offices should be separate. Currently, our leadership structure separates the offices of chief executive officer and chairperson of the board. Dr. Riedel served as the chief executive officer and a member of the board of directors since the formation of Aptinyx in 2018, until January 2022, at which point he transitioned to serving as the executive chairperson of the board and Mr. Kidd transitioned to serving as our chief executive officer. We believe that separating these positions allows our chief executive officer to focus on our day-to-day business, while allowing the chairperson to lead the board of directors in its fundamental role of providing advice to, and independent oversight, of management. Our board of directors recognizes the time, effort, and energy that the chief executive officer is required to devote to his position in the current business environment, as well as the commitment required to serve as our chairperson, particularly as the board of directors’ oversight responsibilities continue to grow. While our bylaws and our corporate governance guidelines do not require that our chairperson and chief executive officer positions be separate, our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Risk is inherent to every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including risks relating to our financial condition, development and commercialization activities, operations, strategic direction, and intellectual property. Management is responsible for the day-to-day management of risks we face, while our board of directors, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, our board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed.

The role of the board of directors in overseeing the management of our risks is conducted primarily through committees of the board of directors, as disclosed in the descriptions of each of the committees above and in the charters of each of the committees. The full board of directors (or the appropriate board committee in the case of risks that are under the purview of a particular committee) discusses with management our major risk exposures, their potential impact on us, and the steps we take to manage them. When a board committee is responsible for evaluating and overseeing the management of a particular risk or risks, the chairperson of the relevant committee reports on the discussion to the full board of directors during the committee reports portion of the next board meeting. This enables the board of directors and its committees to coordinate the risk oversight role, particularly with respect to risk interrelationships.

Item 11. Executive Compensation.

Director Compensation

Our board of directors adopted and maintains a non-employee director compensation policy, which is designed to enable us to attract and retain, on a long-term basis, highly qualified non-employee directors. Under the policy, each director who is not an employee is paid cash and equity compensation.

The fees paid to non-employee directors for service on the board of directors and for service on each committee of the board of directors on which the director is a member are as follows:

Annual Retainer
Board of Directors
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

In addition to the cash retainers, we also provide our non-employee directors with stock option awards. Specifically, we grant each new non-employee director elected to our board of directors an initial, one-time stock option award to purchase 80,000 shares of our common stock, which vests over a three-year period with one-third of the option shares vesting on the first anniversary of the date of grant and the remaining two-thirds vesting in ratable monthly installments, subject to the director’s continued service as a director through such vesting date. On the date of each annual meeting of our stockholders, we grant each continuing non-employee director, other than a director receiving an initial award, an annual equity award in the form of a stock option to purchase 40,000 shares of common stock, which vests in ratable monthly installments over one year from the date of grant, subject to the director’s continued service as a director through such vesting date. The policy also provides that at the time a new director is granted an initial award, such director will also receive an annual equity award prorated for the portion of the year remaining. All stock options granted to directors have a per share exercise price equal to the Fair Market Value (as defined in our 2018 Stock Option and Incentive Plan) of our common stock on the date of grant.

Director Compensation Table

The table below shows all compensation paid to our non-employee directors during 2022, which was paid pursuant to our non-employee director policy described below. The table includes amounts paid to Patrick Enright, who resigned from the board as of December 2022, and Gilmore O’Neill, who resigned from the board as of April 2023. Dr. Riedel, our executive chairman, and Mr. Kidd, our chief executive officer, do not receive any compensation for their services as directors and, consequently, are not included in this table. The compensation received by Dr. Riedel and Mr. Kidd during 2022 is set forth in the section of this Form 10-K/A captioned “Executive Compensation — Summary Compensation Table”

Name	Fees Paid in Cash ($)	Options Awards ($) (1)	Total ($)
Patrick Enright(2)	66,338	15,052	66,552
Henry O. Gosebruch(3)	51,500	15,052	66,552
Elisha P. Gould III(4)	40,000	15,052	55,052
Robert J. Hombach(5)	50,000	15,052	65,052
Adam M. Koppel(6)	53,000	15,052	68,052
Joan W. Miller(7)	47,000	15,052	62,052
Gilmore O’Neill(8)	39,000	15,052	54,052
Rachel E. Sherman(9)	47,000	15,052	62,052

(1)	Amounts shown reflect the grant date fair value of option awards granted during 2022. The grant date fair value was computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, Compensation — Stock Compensation. See Note 13 to the financial statements included in the 2022 Annual Report regarding assumptions we made in determining the fair value of option awards. Note that the amounts reported in this column reflect the accounting cost for these stock options and do not correspond to the actual economic value that may be received by the director upon exercise of the options. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the director will perform the requisite service for the award to vest in full.

(2)	For Mr. Enright, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Mr. Enright held 212,205 outstanding options, of which 195,538 were vested as of such date.

(3)	For Mr. Gosebruch, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Mr. Gosebruch held 233,990 outstanding options, of which 217,323 were vested as of such date.

(4)	For Mr. Gould, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Mr. Gould held 198,867 outstanding options, of which 182,200 were vested as of such date.

(5)	For Mr. Hombach, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Mr. Hombach held 244,834 outstanding options, of which 228,167 were vested as of such date.

(6)	For Dr. Koppel, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Dr. Koppel held 183,837 outstanding options, of which 167,170 were vested as of such date.

(7)	For Dr. Miller, amounts in the “Options Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Dr. Miller held 160,000 outstanding options, of which 105,553 were vested as of such date.

(8)	For Dr. O’Neill, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.50 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Dr. O’Neill held 120,000 outstanding options, of which 54,441 were vested as of such date.

(9)	For Dr. Sherman, amounts in the “Option Awards” column represent 40,000 options granted in May 2022 at an exercise price of $0.00 per share, which vest in ratable monthly installments over one year from the date of grant. As of December 31, 2022, Dr. Sherman held 200,000 outstanding options, of which 183,333 were vested as of such date.

Under our director compensation policy we pay our non-employee directors a cash retainer for service on the board of directors and for service on each committee on which the director is a member. The chairperson of each committee receives a higher retainer for such service. These fees are payable in arrears in four equal quarterly installments on the last day of each quarter, provided that the amount of such payment is prorated for any portion of such quarter that the director is not serving on our board of directors.

Executive Compensation

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years indicated.

				Non-Equity
			Option	Incentive	All Other
		Salary	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)	($)(1)	($)(2)	($)(3)	($)
Norbert G. Riedel, Ph.D	2022	315,900	—	142,155	11,600	469,655
Executive Chairman	2021	523,946	3,017,869	315,901	11,600	3,869,315
Andrew Kidd
President and Chief Executive	2022	500,000	—	225,000	11,600	725,350
Officer	2021	437,167	2,448,625	236,844	11,600	3,134,236
Ashish Khanna
Chief Financial Officer and	2022	415,243	1,031,694	149,487	11,600	1,608,989
Chief Business Officer	2021	399,271	904,127	192,887	11,600	1,507,885

(1)	Amounts reflect the aggregate grant date fair value of the option awards, as applicable, granted to the named executive officer during the applicable year, calculated in accordance with the provisions of Financial Accounting Standards Board Accounting Standard Codification Topic 718, Compensation — Stock Compensation. See Note 13 to the financial statements included in the 2022 Annual Report regarding assumptions we made in determining the fair value of option awards. Note that the amounts reported in this column reflect the accounting cost for these awards and do not correspond to the actual economic value that may be received by the named executive officer upon vesting of the restricted stock units or exercise of the options. This calculation does not give effect to any estimate of forfeitures related to service-based vesting but assumes that the executive will perform the requisite service for the award to vest in full.

(2)	The amounts reflect bonuses paid with respect to performance during the year indicated, as discussed under “Narrative to Summary Compensation Table — Cash Bonus.”

(3)	For 2022, amounts include for each named executive officer amounts contributed by us to the named executive officer’s 401(k) account in the amount of $11,600.

Narrative to Summary Compensation Table

Our board of directors and compensation and management development committee review compensation annually for all employees, including our executives. In setting executive base salaries and bonuses and granting equity incentive awards, we consider compensation for comparable positions in the market, the historical compensation levels of our executives, individual performance as compared to our expectations and objectives, and our desire to motivate our employees to achieve short- and long-term results that are in the best interests of our stockholders and engender in our employees a long-term commitment to our company. We target a general competitive position, based on independent third-party benchmark analytics to inform the mix of compensation of base salary, short- and long-term incentives

Our board of directors has historically determined our chief executive officer’s compensation, while our compensation and management development committee has historically determined our other executive officers’ compensation. Our compensation and management development committee reviews and discusses management’s proposed compensation with the chief executive officer for all executives other than the chief executive officer. The compensation and management development committee also reviews and discusses the proposed compensation for the chief executive officer, without the chief executive officer present. Based on those discussions and its discretion, taking into account the factors noted above, the compensation and management development committee then approves the compensation for each executive officer, other than the chief executive officer, and recommends the compensation for the chief executive officer to the board.

Our board of directors discusses the compensation and management development committee’s recommendations and ultimately approves the compensation of our chief executive officer without members of management present. In 2022, the compensation and management development committee retained the services of Radford, an AON company, as its external compensation consultant and the board of directors and the compensation and management development committee considered Radford’s input on certain compensation matters as they deemed appropriate. Radford served at the discretion of the compensation committee and did not provide us with any other services during fiscal year 2022 other than those for which they were engaged by the compensation and management development committee.

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

Effective January 2022 our board adjusted the annual base salaries for Mr. Kidd from $438,600 to $500,000 and Dr. Reidel from $526,501 to $315,900 under the leadership transition plan of which Mr. Kidd would serve as the President and Chief Executive Officer and Dr. Reidel would serve as the Executive Chairman. Effective February 2022 our board increased the annual salary for Mr. Khanna from $401,847 to $417,921.

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

Performance goals are reviewed by our compensation and management development committee and approved by the board of directors in the first quarter of each year. For 2022, annual bonuses were based on achievement of company-wide goals related to, among other things, achievement of preclinical and clinical program milestones, drug development and regulatory objectives, and budget management. The compensation and management development committee also approves bonus targets for each named executive officer, which were as follows for 2022:

Name	Target Bonus (% of base salary)
Norbert G. Riedel	50
Andrew Kidd	50
Ashish Khanna	40

Long-term equity incentives

Our equity grant program is intended to align the interests of our named executive officers with those of our stockholders and to motivate them to make important contributions to our performance. As part of our executive compensation program, we granted stock options to our executive officers in January 2022, with an exercise price equal to the fair market value of our stock on the date of grant, that vest and become exercisable 25% on the first anniversary of the grant date and in 36 monthly installments thereafter, contingent on the named executive officer’s continued employment through such date. The equity awards granted to our named executive officers during 2022 are shown in the Summary Compensation Table above and the Outstanding Equity Awards at 2022 Fiscal Year End Table below.

Outstanding Equity Awards at 2022 Fiscal Year End Table

The following table presents information regarding all outstanding equity awards held by each of our named executive officers on December 31, 2022.

	Option awards
	Number of securities underlying		Number of securities underlying
Name	unexercised options (#) exercisable		unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date
Norbert G. Riedel, Ph.D	441,615	(1)	—	(1)	2.59	2/1/2027
	580,330	(2)	—	(2)	5.13	2/19/2028
	427,265	(3)	—	(3)	27.43	9/19/2028
	269,270	(4)	5,730	(4)	19.33	1/3/2029
	442,708	(5)	182,292	(5)	3.12	2/25/2030
	336,095	(6)	397,205	(6)	3.80	2/23/2031
	118,750	(7)	356,250	(7)	2.28	12/1/2031

Ashish Khanna	165,665	(1)	—	(1)	2.59	2/1/2027
	172,454	(2)	—	(2)	5.13	2/19/2028
	30,000	(3)	—	(3)	27.43	9/19/2028
	88,125	(4)	1,875	(4)	19.33	1/3/2029
	162,916	(5)	67,084	(5)	3.12	2/25/2030
	139,058	(6)	164,342	(6)	3.80	2/23/2031
	—	(9)	375,000	(9)	3.60	2/16/2032

Andrew Kidd	450,802	(2)	—	(2)	5.13	2/19/2028
	88,125	(4)	1,875	(4)	19.33	1/3/2029
	180,625	(5)	74,375	(5)	3.12	2/25/2030
	207,500	(8)	207,500	(8)	3.39	12/13/2030
	160,920	(6)	190,180	(6)	3.80	2/23/2031
	200,000	(7)	600,000	(7)	2.28	12/1/2031

(1)	Represents options granted on February 2, 2017 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on January 19, 2018, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2015 Stock Option and Grant Plan.

(2)	Represents options granted on February 20, 2018 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 9, 2019, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2015 Stock Option and Grant Plan.

(3)	Represents options granted on September 20, 2018 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on September 20, 2019, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(4)	Represents options granted on January 4, 2019 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on January 4, 2020, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(5)	Represents options granted on February 26, 2020 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 26, 2021, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(6)	Represents options granted on February 24, 2021 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 24, 2022, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(7)	Represents options granted on December 2, 2021 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on December 2, 2022, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(8)	Represents options granted on December 14, 2020 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on December 14, 2021, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

(9)	Represents options granted on February 17, 2022 that vest over a four-year period, with one-fourth (1∕4) of the option granted vesting on February 17, 2023, and the balance of the option granted vesting ratably on a monthly basis, over the following 36 months, subject to continued service through each such date. Each option was granted pursuant to our 2018 Stock Option and Incentive Plan.

Employment arrangements with our named executive officers

We have entered into employment agreements with each of our named executive officers. Each of our named executive officers is employed at will.

Norbert G. Riedel, Ph.D.

Under his amended and restated employment agreement, Dr. Riedel’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Dr. Riedel is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. Dr. Riedel’s annual base salary was $315,900 during 2022, until increased to $328,536 in December 2022, and his target annual bonus is 50% of his base salary. Dr. Riedel is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

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

Andrew Kidd

Under his current employment agreement, Mr. Kidd’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Mr. Kidd is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. Mr. Kidd’s annual base salary was $500,000 during 2022, until increased to $520,000 in December 2022, and his target annual bonus is 50% of his base salary. Mr. Kidd is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

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

Ashish Khanna

Under his amended and restated employment agreement, Mr. Khanna’s salary is subject to review and redetermination by our board of directors or our compensation and management development committee, and Mr. Khanna is eligible to earn an annual bonus as determined by our board of directors or compensation and management development committee. Mr. Khanna’s current annual base salary is $434,638 increased from $401,847 to $417,921 effective as of March 2022, and from $417,921 to $434,638 effective as of December 2022, and Mr. Khanna’s current target annual bonus is equal to 40% of his base salary. Mr. Khanna is also eligible to participate in the employee benefit plans available to our employees, subject to the terms of those plans.

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

Additional Narrative Disclosure

401(k) Savings Plan. We maintain a tax-qualified 401(k) retirement plan for eligible employees in the United States. Under our 401(k) plan, employees may elect to defer up to 100% of their eligible compensation subject to applicable annual limits set pursuant to the Code. We also match employee contributions to the 401(k) plan equal to 100% on the first 3% of compensation deferred as an elective deferral and an additional 50% on the next 2% of compensation deferred as an elective deferral. Employees are 100% vested in their contributions to the 401(k) plan. We intend for the 401(k) plan to qualify, depending on the employee’s election, under Section 401(a) of the Code so that contributions by employees, and income earned on those contributions, are not taxable to employees until withdrawn from the 401(k) plan. We do not sponsor any non-qualified or defined benefit retirement plans for any of our employees or executives.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders(1)	11,836,307	$4.96	(2)	2,249,253	(3)
Equity compensation plans not approved by stockholders	—	—		—
Total	11,836,307	$4.96		2,249,253

(1)	Includes the following plans: our 2015 Stock Option and Grant Plan, our 2018 Stock Option and Incentive Plan, and our 2018 Employee Stock Purchase Plan.

(2)	Represents the weighted-average exercise price of options and warrants outstanding under our 2015 Stock Option and Grant Plan and 2018 Stock Option and Incentive Plan.

(3)	As of December 31, 2022, a total of 11,600,107 shares of our common stock have been reserved for issuance pursuant to the 2018 Stock Option and Incentive Plan, which number excludes the 2,708,628 shares that were added to the plan as a result of the automatic annual increase on January 1, 2022. The 2018 Stock Option and Incentive Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2019, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and management development committee. This number is subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization. The shares of common stock underlying any awards that are forfeited, cancelled, held back upon exercise or settlement of an award to satisfy the exercise price or tax withholding, reacquired by us prior to vesting, satisfied without the issuance of stock, expire or are otherwise terminated, other than by exercise, under the 2018 Stock Option and Incentive Plan and the 2015 Stock Option and Grant Plan will be added back to the shares of common stock available for issuance under the 2018 Stock Option and Incentive Plan. The Company no longer makes grants under the 2015 Stock Option and Grant Plan. As of December 31, 2022, a total of 314,697 shares of our common stock have been reserved for issuance pursuant to the 2018 Employee Stock Purchase Plan. The 2018 Employee Stock Purchase Plan provides that the number of shares reserved and available for issuance under the plan automatically increases each January 1, beginning on January 1, 2019, by the lesser of 314,697 shares of our common stock, 1% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our compensation and management development committee. This number will be subject to adjustment in the event of a stock split, stock dividend or other change in our capitalization.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information, to the extent known by us or ascertainable from public filings, with respect to the beneficial ownership of our common stock as of April 24, 2023, by:

•	each of our directors;

•	each of our named executive officers;

•	all of our directors and executive officers as a group; and

•	each person, or group of affiliated persons, who is known by us to beneficially owner of greater-than- 5.0% of our common stock.

The column entitled “Shares Beneficially Owned” is based on a total of 67,715,718 shares of our common stock outstanding as of April 24, 2023.

Beneficial ownership is determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to our common stock. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of April 24, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of calculating the percentage ownership of that person but not for the purpose of calculating the percentage ownership of any other person. Except as otherwise noted, the persons and entities in this table have sole voting and investing power with respect to all of the shares of our common stock beneficially owned by them, subject to community property laws, where applicable. Except as otherwise indicated in the table below, addresses of named beneficial owners are in care of Aptinyx Inc., 909 Davis Street, Suite 600, Evanston, Illinois 60201.

	Shares beneficially owned
Name and address of beneficial owner(1)	Number	Percentage
Greater than 5% Stockholders:
Entities Affiliated with Bain Capital Life Sciences(2)	8,891,758	13.13%
Entities affiliated with Adams Street Partners(3)	5,395,996	7.97%
John A. Kryzanowski.(4)	6,637,800	9.80%
Invus Public Equities, L.P.(5)	6,116,493	9.03%
Named Executive Officers and Directors:
Norbert G. Riedel, Ph.D.(6)	4,193,778	5.94%
Ashish Khanna(7)	1,368,817	1.99%
Andrew Kidd(8)	1,613,215	2.33%
Robert J. Hombach(9)	473,934	*
Henry O. Gosebruch(10)	358,990	*
Elisha P. Gould III(3)(11)	198,867	*
Adam M. Koppel(2)(12)	183,837	*
Joan W. Miller(13)	153,254	*
Rachel E. Sherman, M.D., M.P.H.(14)	200,000	*
All executive officers and directors as a group (9 persons)(15)	6,578,578	11.89%

*       Represents beneficial ownership of less than one percent.

(1)	Unless otherwise indicated, the address for each beneficial owner is c/o Aptinyx Inc., 909 Davis Street, Evanston, IL 60201.

(2)	Information herein is based on a Schedule 13D filed jointly by Bain Capital Life Sciences Fund, L.P., or BC LS, and BCIP Life Sciences Associates, LP, BCIP LS, with the SEC on October 26, 2021. Consists of: (i) 8,066,113 shares of common stock held by BC LS and (ii) 825,645 shares of common stock held by BCIP LS. Bain Capital Life Sciences Investors, LLC, a Delaware limited liability company, or BCI LS, is the general partner of Bain Capital Life Sciences Partners, LP, a Cayman exempted limited partnership, or BC LS P, which is the general partner of BC LS. Boylston Coinvestors, LLC, a Delaware limited liability company, or Boylston, is the general partner of BCIP LS. The governance, investment strategy and decision-making process with respect to the investments held by BC LS and BCIP LS is directed by BCI LS, whose managers are Jeffrey Schwartz and Adam Koppel. As a result, each of BCI LS, Mr. Schwartz and Dr. Koppel may be deemed to share voting and dispositive power with respect to the securities held by all of the Reporting Persons. The principal business address of each of the Reporting Persons, BCI LS, BC LS P, Boylston, Mr. Schwartz and Dr. Koppel is 200 Clarendon Street, Boston, MA 02116.

(3)	Information herein is based on information provided by Adams Street, LLC as of March 9, 2022. Represents 82,079 shares held by Adams Street Partnership Fund — 2002 U.S. Fund LP, 75,336 shares held by Adams Street Partnership Fund — 2003 U.S. Fund LP, 58,192 shares held by Adams Street Partnership Fund — 2004 U.S. Fund LP, 81,061 shares held by Adams Street Partnership Fund — 2005 U.S. Fund LP, 4,801 shares held by Brinson Partnership Fund — 2004 Primary Fund, L.P., 3,227 shares held by The 2004 Primary Brinson Partnership Fund Offshore Series Company Ltd., 10,022 shares held by UBS Asset Management Trust Company as Trustee of The Brinson Non-U.S. Partnership Fund Trust — 2004 Primary Fund and 50,643 shares held by The Bank of New York Mellon as Trust for the HP Inc. Master Trust. All such shares were received for no consideration as part of exempt pro- rata distributions of shares by a fund controlled by a third-party manager. Adams Street 2008 Direct Fund, L.P., or AS 2008, is the record owner of 249,791 shares of common stock, Adams Street 2009 Direct Fund, L.P., or AS 2009, is the record owner of 216,053 shares of common stock, Adams Street 2010 Direct Fund, L.P., or AS 2010, is the record owner of 122,728 shares of common stock, Adams Street 2011 Direct Fund LP, or AS 2011, is the record owner of 106,754 shares of common stock, Adams Street 2012 Direct Fund LP, or AS 2012, is the record owner of 691,176 shares of common stock, Adams Street 2013 Direct Fund LP, or AS 2013, is the record owner of 522,837 shares of common stock, Adams Street 2014 Direct Fund LP, or AS 2014, is the record owner of 711,151 shares of common stock, Adams Street 2015 Direct Venture/Growth Fund LP, or AS 2015, is the record owner of 504,708 shares of common stock, Adams Street 2016 Direct Venture/Growth Fund LP, or AS 2016, is the record owner of 439,714 shares of common stock, and Adams Street Venture/Growth Fund VI LP, or AS VG VI, is the record owner of 1,465,716 shares of common stock (collectively, the “Shares”). The Shares owned by AS 2008, AS 2009, AS 2010, AS 2011, AS 2012, AS 2013, AS 2014, AS 2015, AS 2016 and AS VG VI may be deemed to be beneficially owned by Adams Street Partners, LLC, the managing member of the general partner of AS 2008, AS 2009, AS 2010 and the managing member of the general partner of the general partner of AS 2011, AS 2012, AS 2013, AS 2014 AS 2015, AS 2016 and AS VG VI. Thomas S. Bremner, Jeffrey T. Diehl, Brian Dudley, Elisha P. Gould Ill, Robin P. Murray, and Fred Wang, each of whom is a partner of Adams Street Partners, LLC (or a subsidiary thereof) may be deemed to have shared voting and investment power over the Shares. Adams Street Partners, LLC and Thomas S. Bremner, Jeffrey T. Diehl, Brian Dudley, Elisha P. Gould Ill, Robin P. Murray, and Fred Wang disclaim beneficial ownership of the Shares except to the extent of their pecuniary interest therein. The address of Adams Street Partners, LLC is One North Wacker Drive, Suite 2200, Chicago, IL 60606-2823

(4)	Information herein is based on a Schedule 13D filed by John A. Kryzanowski with the SEC on January 20, 2023. Consists of 6,637,800 shares of common stock held by John A. Kryzanowski. The address of John A. Kryzanowski c/o Shartsis Friese LLP is One Maritime Plaza, 18th Floor, San Francisco, CA 94111.

(5)	Information herein is based on a Schedule 13D filed by Invus Public Equities L.P., or Invus Public Equities, with the SEC on February 13, 2023. Consists of 6,116,493 shares of common stock held by Invus Public Equities. Invus Public Equities Advisors, LLC (“PE Advisors”), as the general partner of Invus Public Equities, Artal International S.C.A. (“International”), as the managing member of PE Advisors, Artal International Management S.A. (“International Management”), as the managing partner of International, Artal Group S.A. (the “Group”), as the parent company of International Management, Westend S.A. (“Westend”), as the parent company of the Group, Stichting Administratiekantoor Westend (the “Stichting”), as the majority stockholder of Westend, and Mr. Amaury Wittouck, as the sole member of the board of the Stichting, each may be deemed to share voting, investment, and dispositive power over the shares held by Invus Public Equities. The address of Invus Public Equities is 750 Lexington Avenue, Thirtieth Floor, New York, NY 100022.

(6)	Consists of: (i) 615,265 shares of common stock held by Dr. Riedel; (ii) 5,118 shares of common stock purchased and received by family members of Dr. Riedel; (iii) 600,490 shares of common stock held by the Norbert G. Riedel 2015 Generation Trust; (iv) 35,000 shares of common stock held by the Norbert G. Riedel 2015 Family Trust; (v) 100,000 shares of common stock held by Riedel 2020 Irrevocable Trust; and (vi) 2,837,905 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(7)	Consists of: (i) 420,040 shares of common stock held by Mr. Khanna; (ii) 1,800 shares of common stock purchased and received by family members of Mr. Khanna; and (iii) 946,977 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(8)	Consists of: (i) 101,043 shares of common stock held by Mr. Kidd; and (ii) 1,613,215 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(9)	Consists of: (i) 229,100 shares of common stock held by Mr. Hombach and (ii) 244,834 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(10)	Consists of: (i) 125,000 shares of common stock held by a trust established for the benefit of Mr. Gosebruch’s children for which Mr. Gosebruch serves as a trustee and (ii) 233,990 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(11)	Consists of 198,867 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(12)	Consists of 183,837 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(13)	Consists of (i) 17,700 shares of common stock held by Dr. Miller and (ii) 135,554 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(14)	Consists of (i) 2,174 shares of common stock held by Dr. Sherman and (ii) 200,000 shares of common stock underlying options exercisable within 60 days of April 24, 2023.

(15)	See notes 2, 3, 6, 7, 8, 9, 10, 11, 12, 13, and 14 above.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Transactions

Other than the compensation agreements and other arrangements described under “Executive compensation” and “Director compensation” in this Form 10-K/A and the transactions described below, since January 1, 2022, there has not been and there is not currently proposed, any transaction or series of similar transactions to which we were, or will be, a party in which the amount involved exceeded, or will exceed, $120,000 (or, if less, 1% of the average of our total assets amounts at December 31, 2021 and 2022) and in which any director, executive officer, holder of five percent or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of the foregoing persons, had, or will have, a direct or indirect material interest.

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

Director Independence

Our common stock is listed on The Nasdaq Capital Market. Under the Nasdaq listing rules, independent directors must comprise a majority of a listed company’s board of directors within twelve months from the date of listing. In addition, the Nasdaq listing rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent within twelve months from the date of listing. Audit committee members must also satisfy additional independence criteria, including those set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, and compensation committee members must also satisfy the independence criteria set forth in Rule 10C-1 under the Exchange Act. Under Nasdaq listing rules, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 under the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee: (1) accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries, other than compensation for board service; or (2) be an affiliated person of the listed company or any of its subsidiaries. In order to be considered independent for purposes of Rule 10C-1, the board of directors must consider, for each member of a compensation committee of a listed company, all factors specifically relevant to determining whether a director has a relationship to such company which is material to that director’s ability to be independent from management in connection with the duties of a compensation committee member, including, but not limited to: the source of compensation of the director, including any consulting advisory or other compensatory fee paid by such company to the director, and whether the director is affiliated with the company or any of its subsidiaries or affiliates.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that all members of the board of directors, except Dr. Riedel and Mr. Kidd, are independent directors, including for purposes of Nasdaq and the SEC rules. In making such independence determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances that our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In considering the independence of the directors listed above, our board of directors considered the association of our directors with the holders of more than 5% of our common stock and with licensors and service providers of our Company. We expect that the composition and functioning of our board of directors and each of our committees will comply with all applicable requirements of Nasdaq and the rules and regulations of the SEC. Dr. Riedel and Mr. Kidd are not independent directors under these rules because they are currently employed as officers of our Company.

Item 14. Principal Accountant Fees and Services.

Aptinyx incurred the following fees from Deloitte & Touche LLP, and their respective affiliates (the “Deloitte Entities”), for the audit of the financial statements, and for fees billed for other services provided by the Deloitte Entities during the years ended December 31, 2022 and 2021.

	2022	2021
Audit fees(1)	$841,215	$908,186
Audit-related fees(2)	4,000	10,959
Tax fees(3)	—	21,000
All other fees	—	—
Total fees	$845,215	$940,145

(1)	Audit fees consist of fees for the audit of our annual financial statements, the review of our interim financial statements included in our quarterly reports on Form 10-Q and fees related to our follow-on public offerings, including comfort letters and consents.

(2)	Audit-related fees consist principally of fees for professional services rendered that are reasonably related to the performance of the audit or review of our financial statements.

(3)	Tax fees consist of fees for professional services, including tax compliance, advice and tax planning.

Audit Committee Pre-approval Policy and Procedures

Our audit committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. This policy provides that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by our audit committee or the engagement is entered into pursuant to the pre-approval procedure described below.

From time to time, our audit committee may pre-approve specified types of services that are expected to be provided to us by our independent registered public accounting firm during the next twelve (12) months. Any such pre-approval details the particular service or type of services to be provided and is also generally subject to a maximum dollar amount.

During our 2022 and 2021 fiscal years, no services were provided to us by Deloitte & Touche LLP other than in accordance with the pre-approval policies and procedures described above.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Documents filed as part of this Annual Report.

	(1)	Financial Statements. See Index to Financial Statements, which appears on page 97 of Original 10-K. The consolidated financial statements listed in the accompanying Index to Consolidated Financial Statements are filed therewith in response to this Item.

	(2)	Financial Statements Schedules. All schedules are omitted because they are not applicable or because the required information is contained in the financial statements or notes included in this report.

(b)	The exhibits listed in Part IV, Item 15(b) of the Original 10-K and the exhibits listed below are filed with, or incorporated by reference into, this report.

31.3	Certification of Chief Executive Officer required by Rule 13a-14(a) of the Exchange Act

31.4	Certification of Chief Financial Officer required by Rule 13a-14(a) of the Exchange Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APTINYX INC.

Date: April 28, 2023	By:	/s/ ANDREW KIDD
Andrew Kidd, M.D.
President and Chief Executive Officer