Form 10-Q
period 2023-03-31
Aptinyx Inc.
filed 2023-05-18
CIK 1674365

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No. 001-38535

Aptinyx Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-4626057
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

909 Davis Street, Suite 600

Evanston, IL 60201

(847) 871-0377

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	APTX	The Nasdaq Capital Market

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

As of May 15, 2023 the registrant had 67,715,718 shares of common stock, $0.01 par value per share, outstanding.

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

These forward-looking statements include, among other things, statements about:

●	plans and expectations for the Dissolution;
●	our financial performance;
●	our ability to fund our planned operations for the next twelve months and our ability to continue as a going concern;
●	our expectations related to the use of our cash; and
●	our expectations regarding our ability to maintain the listing of our common stock on the
●	other risks and uncertainties, including those listed under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report.

We may not actually achieve the plans, intentions or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Actual results or events could differ materially from the plans, intentions and expectations disclosed in the forward-looking statements we make. We have included important factors in the cautionary statements included in this Quarterly Report on Form 10-Q and our Annual Report filed with the Securities and Exchange Commission, or the SEC, on March 30, 2023, particularly in the “Risk Factors” section, that could cause actual results or events to differ materially from the forward-looking statements that we make. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, collaborations, joint ventures or investments that we may make or into which we may enter.

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

PART I—FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

Aptinyx Inc.

Condensed Balance Sheets

(unaudited)

(in thousands, except per share data)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$44,573	$56,205
Restricted cash	179	179
Prepaid expenses and other current assets	3,005	7,646
Total current assets	47,757	64,030
Other assets	206	2,622
Property and equipment, net	—	32
Total assets	$47,963	$66,684
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,374	$724
Accrued expenses and other current liabilities	1,157	2,772
Finance lease, current	1,138	—
Term loan, current	5,654	2,795
Total current liabilities	9,323	6,291
Finance lease, non-current	940	—
Term loan, non-current	19,444	22,108
Total liabilities	$29,707	$28,399
Commitments and contingencies (see Note 12)
Stockholders’ equity:
Preferred stock, $0.01 par value, 10,000 shares authorized and no shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.01 par value, 150,000 shares authorized as of March 31, 2023 and December 31, 2022, 67,716 issued and outstanding as of March 31, 2023 and December 31, 2022	677	677
Additional paid-in capital	391,381	390,344
Accumulated deficit	(373,802)	(352,736)
Total stockholders’ equity	$18,256	$38,285
Total liabilities and stockholders’ equity	$47,963	$66,684

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2023	2022
Operating expenses:
Research and development	$16,093	$13,602
General and administrative	4,229	5,777
Total operating expenses	20,322	19,379
Loss from operations	(20,322)	(19,379)
Other (income) expense, net	(286)	(29)
Interest expense	1,030	477
Net loss and comprehensive loss	$(21,066)	$(19,827)
Net loss per share attributable to common stockholders, basic and diluted	$(0.31)	$(0.29)
Weighted-average number of common shares outstanding, basic and diluted	67,716	67,716

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(21,066)	$(19,827)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	32	38
Change in fair value of derivative liability associated with contingently issuable warrants	—	15
Non-cash interest expense related to term loan	196	139
Impairment of assets related to supply manufacturing agreements	8,199	—
Stock-based compensation expense	1,037	2,350
Changes in operating assets and liabilities:
Prepaid expenses and other assets	1,202	2,375
Accounts payable	664	1,075
Accrued expenses and other liabilities	(1,629)	(2,089)
Net cash used in operating activities	(11,365)	(15,924)
Cash flows from financing activities:
Repayment of principal portion of finance lease liabilities	(265)	—
Proceeds from issuance of term loan, net of issuance costs paid to lender	—	10,000
Payment of debt issuance costs	(2)	(13)
Payment of offering costs	—	(27)
Net cash provided by financing activities	(267)	9,960
Net decrease in cash, cash equivalents and restricted cash	(11,632)	(5,964)
Cash, cash equivalents and restricted cash, at beginning of period	56,384	106,321
Cash, cash equivalents and restricted cash, at end of period	$44,752	$100,357
Supplemental disclosure of cash flow information:
Cash paid for interest	$822	$298
Supplemental disclosure of non-cash investing and financing activities:
Right-of-use asset recognized in exchange for finance lease obligations	$2,344	$—
Deferred offering costs not yet paid	—	95
Debt issuance costs not yet paid	—	2
Issuance of warrants in connection with term loan financing	—	206

See accompanying notes to these unaudited condensed financial statements.

Aptinyx Inc.

Condensed Statements of Stockholders’ Equity

(unaudited)

(in thousands)

			Additional		Total
	Common stock		paid-in	Accumulated	stockholders’
	Shares	Amount	capital	deficit	equity
Balance at December 31, 2021	67,716	$677	$381,966	$(287,887)	$94,756
Stock‑based compensation	—	—	2,350	—	2,350
Issuance of warrants in connection with term loan financing	—	—	206	—	206
Net loss	—	—	—	(19,827)	(19,827)
Balance at March 31, 2022	67,716	$677	$384,522	$(307,714)	$77,485

Balance at December 31, 2022	67,716	$677	$390,344	$(352,736)	$38,285
Stock‑based compensation	—	—	1,037	—	1,037
Net loss	—	—	—	(21,066)	(21,066)
Balance at March 31, 2023	67,716	$677	$391,381	$(373,802)	$18,256

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

Liquidity, capital resources, and going concern

The financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has incurred operating losses and negative cash flows from operations since inception. As of March 31, 2023, the Company had an accumulated deficit of $373.8 million, cash and cash equivalents of $44.6 million, and total liabilities of $29.7 million.

In February 2023, in light of its financial condition and the results of recent clinical studies that did not support continued development, the Company began implementation of a strategic restructuring plan to preserve capital and reduce operating costs. The Company also began exploration of strategic alternatives to maximize shareholder value. As part of the restructuring plan, the Company eliminated 60% of its workforce, leaving a core team of individuals to lead the strategic alternatives review process. On May 4, 2023, following the completion of the review of strategic alternatives, the Company’s board unanimously approved a plan of liquidation and dissolution of the Company, which plan is subject to stockholder approval.

These conditions and events raise substantial doubt about the Company’s ability to continue as a going concern.

The Company does not have plans to alleviate the substantial doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

2.Summary of significant accounting policies

Basis of presentation

The condensed financial statements of the Company included herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted from this report, as is permitted by such rules and regulations. The accompanying condensed financial statements reflect all adjustments consisting of normal, recurring adjustments that are necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. Interim results are not necessarily indicative of results for a full year. Accordingly, these condensed financial statements should be read in conjunction with the financial statements included in the Company’s

Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”) filed with the SEC on March 30, 2023.

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

Risk and uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, uncertainty of plans and expectations for the plan of liquidation and dissolution, and the scope, timing, rate of progress, and expense of the Company’s ongoing as well as any additional research and development activities.

Significant accounting policies

The Company’s significant accounting policies are described herein and in Note 3, “Summary of significant accounting policies,” in the Annual Report. There have been no material changes to the significant accounting policies during the three months ended March 31, 2023.

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

	As of	As of
	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$44,573	$56,205
Short-term restricted cash	179	179
Total cash, cash equivalents, and restricted cash shown in the statements of cash flows	$44,752	$56,384

Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2023	2022
Prepaid clinical	$2,048	$3,828
Prepaid insurance	579	1,109
Prepaid manufacturing costs	—	2,380
Other prepaid expenses and current assets	378	329
Total prepaid expenses and other current assets	$3,005	$7,646

Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	As of	As of
	March 31,	December 31,
	2023	2022
Employee-related expenses	$256	$1,724
Development costs and sponsored research	151	84
Clinical trials	—	184
Other	750	780
Total accrued expenses and other current liabilities	$1,157	$2,772

4.           Fair value measurements

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2023, are as follows (in thousands):

	March 31,
	2023	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$42,071	$42,071	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Total Assets	$42,250	$42,250	$—	$—

Assets measured at fair value on a recurring basis as of December 31, 2022, are as follows (in thousands):

	December 31,
	2022	Level 1	Level 2	Level 3
Assets
Money market funds, included in cash and cash equivalents	$55,686	$55,686	$—	$—
Money market funds, included in restricted cash	179	179	—	—
Total Assets	$55,865	$55,865	$—	$—

5.           Property and equipment, net

Property and equipment are as follows (in thousands):

	As of	As of
	March 31,	December 31,
	2023	2022
Office equipment and furniture	152	152
Laboratory equipment	—	401
Leasehold improvements	979	979
Less accumulated depreciation	(1,131)	(1,500)
Property and equipment, net	$—	$32

Depreciation expense was less than $0.1 million for each of the three months ended March 31, 2023 and 2022. The Company disposed of certain laboratory equipment that were fully depreciated at the time of disposal.

6.           Debt

On September 15, 2021, the Company entered into a Loan and Security Agreement (the “Loan Agreement”) with K2 HealthVentures LLC (the “Lender”). The Lender agreed to make available to the Company term loans in an aggregate principal amount of up to $50.0 million under the Loan Agreement. The Company planned to use the proceeds of the term loans to support clinical development as well as for working capital and general corporate purposes. The Loan Agreement provided a term loan commitment of $50.0 million in four potential tranches: (i) a $15.0 million term loan facility funded on September 15, 2021 (the “First Tranche Term Loan”); (ii) a $10.0 million term loan facility (the “Second Tranche Term Loan”) funded on March 14, 2022; (iii) a $10.0 million term loan facility (the “Third Tranche Term Loan”) available at the Company’s option between July 1, 2022, and December 1, 2022, subject to the draw of the Second Tranche Term Loan and positive Phase 2 clinical data from NYX-2925 or NYX-458 and progression of another clinical asset; and (iv) a $15.0 million term loan facility (the “Fourth Tranche Term Loan”) available through July 1, 2023, at the Company’s option but subject to review of financial and clinical plans and Lender’s Investment Committee approval. All four of these term loans had a maturity date of September 1, 2025.

Borrowings under all four term loan facilities bore interest at a floating per annum rate equal to the greater of (i) 7.95% and (ii) the Prime Rate plus 4.70%. The Company was permitted to make interest-only payments on the First Tranche Term Loan for the first 24 months following the funding date. The interest-only period could be extended by an additional 12 months, subject to the funding of the Second Tranche Term Loan and the funding of the Third Tranche Term Loan. The term of the combined facility would have been 48 months, with repayment in monthly installments commencing at the end of the resulting interest-only period as outlined above through the end of the 48-month term.

The Company was obligated to pay a final fee equal to 6.45% of the aggregate amount of the term loans funded (“Exit Fee”), to occur upon the earliest of (i) the maturity date, (ii) the acceleration of the term loans, and (iii) the prepayment of the term loans. The Company had the option to prepay all, but not less than all, of the outstanding principal balance of the term loans under the Loan Agreement. If the Company prepaid all of the term loans prior to the maturity date, it would pay the Lender a prepayment penalty fee based on a percentage of the outstanding principal balance, equal to 3% if the payment occurred on or before 24 months after the initial funding date, 2% if the prepayment occurred more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurred more than 36 months after the initial funding date. The Company also is obligated to pay the Lender an origination fee of 0.8% of all term loans funded at the time of funding.

The Lender could, at its option, elect to convert any portion of no more than $4 million of the then outstanding term loan amount and all accrued and unpaid interest thereon into shares of the Company’s common stock at a conversion price of the lesser of $4.25 per share and the price per share of the common stock in the Company’s next equity offering in which the Company receives at least $20.0 million of gross proceeds. The Company determined that the embedded conversion option is not required to be separated from the term loan. The embedded conversion option meets the derivative accounting scope exception since the embedded conversion option is indexed to the Company’s own common stock and qualifies for classification within stockholders’ equity.

The Company’s obligations under the Loan Agreement were secured by a first priority security interest in substantially all of its assets. The Loan Agreement contained customary representations and warranties, and also includes customary events of default, including payment default, breach of covenants, change of control, and material adverse effects. The Loan Agreement restricted certain activities, such as disposing of the Company’s business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. There were no financial covenants associated with the Loan Agreement. The Company was in compliance with all non-financial covenants under the Loan Agreement as of March 31, 2023.

Upon the occurrence of an event of default, a default interest rate of an additional 5% per annum could have been applied to the outstanding loan balances, and the Lender may declare all outstanding obligations immediately due and payable and exercise all of its rights and remedies as set forth in the Loan Agreement and under applicable law.

On April 21, 2023, the Company completed voluntary prepayment under the Loan Agreement, and the Loan Agreement and all other documents entered into in connection with the Loan Agreement were terminated, as described in Note 12.

The Company recorded interest expense related to the Loan Agreement of $1.0 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Future principal debt payments of the term loans funded as of March 31, 2023, are as follows (in thousands):

2023	$2,782
2024	12,048
2025	10,170
2026	—
Total principal payments	25,000
Exit Fee	1,613
Total principal payments and Exit Fee	26,613
Less: Unamortized debt discount related to warrants	(300)
Less: Unamortized debt discount related to Exit Fee	(954)
Less: Unamortized debt issuance costs	(261)
Term loan, net	25,098
Less: current portion of term loan	(5,654)
Term loan, non-current	$19,444

7.           Stock incentive plans

On June 5, 2018, the Company’s stockholders approved the 2018 Stock Option and Incentive Plan (the “2018 Plan”), which became effective on June 20, 2018.

Stock-based compensation expense

Non-cash stock-based compensation expense recognized in the accompanying condensed statements of operations relating to stock options, restricted stock awards, and restricted stock units for the three months ended March 31, 2023 and 2022, was as follows (in thousands):

	Three months ended
	March 31,
	2023	2022
Research and development	$165	$375
General and administrative	872	1,975
Total stock‑based compensation expense	$1,037	$2,350

Stock options

The table below summarizes activity related to stock options (in thousands, except per share amounts):

			Weighted‑
		Weighted‑	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
Options	Shares	price	term	value
Outstanding, December 31, 2022	11,836	$4.96	7.31	$—
Granted	2,533	0.36
Exercised	—	—
Forfeited and canceled	(1,061)	2.09
Outstanding, March 31, 2023	13,308	$4.31	7.10	$—
Vested and expected to vest at March 31, 2023	13,308	$4.31	7.10	$—
Exercisable at March 31, 2023	8,002	$5.87	5.90	$—

During the three months ended March 31, 2023 and 2022, the Company granted 2.5 million and 1.7 million stock options, respectively, and these options had a weighted-average grant-date fair value of $0.29 and $2.74 per share, respectively. The weighted-average grant-date fair value of options was determined using the Black-Scholes option-pricing model. The assumptions used in the Black-Scholes option-pricing model for options granted during the three months ended March 31, 2023, were similar to those as described in the Annual Report, except for the manner in which the expected volatility was determined. The expected volatility for the Company’s options granted during the three months ended March 31, 2023, is based on a weighted-average of the historical volatility of share values of publicly traded companies within the biotechnology industry, which includes the historical volatility of the Company’s stock since the Company’s initial public offering. As of March 31, 2023, there was $7.7 million of total unrecognized stock-based compensation expense related to non-vested stock options, which is expected to be recognized over a weighted-average period of 2.3 years. The options have a ten-year life and generally vest over a period of four years, subject to continuous employment.

8.         Warrants

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

No warrants had been exercised as of March 31, 2023. Any shares of the Company’s common stock issued upon exercise of the warrants are permitted to be settled in unregistered shares. The warrants are classified as equity as they meet all of the conditions under GAAP for equity classification. The Company has calculated the fair value of the warrants for initial measurement and date of funding of the Second Tranche Term Loan, and reassesses whether equity classification for the warrants is appropriate upon any changes to the warrants or capital structure, at each balance sheet date.

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

9.         Net loss per share

Basic and diluted net loss per share attributable to common stockholders was calculated as follows for the three months ended March 31, 2023 and 2022 (in thousands, except per share data):

	Three months ended
	March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(21,066)	$(19,827)
Denominator:
Weighted-average common shares outstanding—basic and diluted	67,716	67,716
Net loss per share attributable to common stockholders—basic and diluted	$(0.31)	$(0.29)

The following common stock equivalents outstanding as of March 31, 2023 and 2022, were excluded from the computation of diluted net loss per share attributable to common stockholders for the periods presented because including them would have been anti-dilutive (in thousands):

	As of
	March 31,
	2023	2022
Stock options issued and outstanding	13,308	12,428
Warrants	246	246
Total	13,554	12,674

10.          Income taxes

Deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are provided if based upon the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has evaluated the positive and negative evidence bearing upon the realizability of its deferred tax assets, including its net operating losses. Based on its history of operating losses, the Company believes that it is more likely than not that the benefit of its deferred tax assets will not be realized. Accordingly, the Company has provided a full valuation allowance for deferred tax assets as of March 31, 2023, and December 31, 2022.

11.         Commitments and contingencies

Contingencies

From time to time, the Company may be subject to occasional lawsuits, investigations, and claims arising out of the normal conduct of business. The Company has no significant pending or threatened litigation as of March 31, 2023.

Indemnifications

In the normal course of business, the Company enters into contracts that contain a variety of indemnifications with its employees, licensors, suppliers and service providers. Further, the Company indemnifies its directors and officers who are, or were, serving at the Company’s request in such capacities. The Company’s maximum exposure under these arrangements is unknown as of March 31, 2023. The Company does not anticipate recognizing any significant losses relating to these arrangements.

Operating Leases

The Company enters into various non-cancelable, operating lease agreements for its facilities and equipment in order to conduct its operations. The Company expenses rent on a straight-line basis over the life of the lease and has recorded the related right of use lease asset and lease liability on the Company’s balance sheets.

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

Total rent expense under all the operating lease agreements amounted to $0.3 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Finance lease

On January 1, 2023, a clinical supply manufacturing agreement commenced with a minimum order commitment of $2.6 million and a minimum lease term of two years.

12.         Restructuring and impairment charges

Employee termination benefits

Employees affected by the reduction in workforce (footnote 1) received involuntary termination benefits that provided a one-time benefit arrangement and have no requirements to provide future service. Costs associated with the reduction in workforce amounted to $1.4 million for the three months ended March 31, 2023 of which $1.3 million were recognized within research and development and $0.1 million were recognized within general and administrative in the condensed statement of operations.

Impairment of long-lived clinical supply manufacturing prepayments

The Company determined that its inability to advance its development programs indicated impairment on its clinical supply manufacturing prepayments and right of use assets in the amount of $8.2 million for the three months ended March 31, 2023, and recognized within research and development in the condensed statement of operations.

13.         Subsequent events

Debt prepayment

On April 21, 2023, the Company completed voluntary prepayment of all outstanding principal, accrued and unpaid interest, fees, costs and expenses, equal to $27.5 million in the aggregate under the Loan and Security Agreement dated as of September 15, 2021. Upon receipt by the Lender, all obligations, covenants, debts and liabilities of the Company under the Loan Agreement were satisfied and discharged in full, and the Loan Agreement and all other documents entered into in connection with the Loan Agreement were terminated.

Dissolution

On May 4, 2023, following the conclusion of the Company's review of strategic alternatives, the Company's Board of Directors unanimously approved the dissolution and liquidation of the Company pursuant to a plan of complete liquidation and dissolution, which plan is subject to stockholder approval.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed financial statements and accompanying footnotes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 30, 2023.

Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. See “Special Note Regarding Forward-Looking Statements.” Because of many factors, including those factors set forth in the “Risk Factors” section of our Annual Report and in section Part II, Item 1A of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. We do not assume any obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law.

Overview

Until recently, we were a clinical-stage biopharmaceutical company focused on the discovery, development, and commercialization of novel, proprietary, synthetic small molecules for the treatment of nervous system disorders. We had focused our efforts on targeting and modulating N-methyl-D-aspartate receptors, or NMDArs, which are vital to normal and effective function of the brain and nervous system.

In February 2023, we discontinued the development of our product candidate, NYX-458, in cognitive impairment associated with Parkinson’s disease and dementia with Lewy bodies, following results from an exploratory Phase 2 clinical study in which NYX-458 did not demonstrate clinically meaningful improvements over placebo on the study’s efficacy endpoints. Subsequently, we implemented a strategic restructuring plan to preserve capital and reduce operating costs. We also began exploration of strategic alternatives to maximize shareholder value and engaged Ladenburg Thalmann & Co. as our exclusive financial advisor to assist in that process. As part of the restructuring plan, we eliminated approximately 60% of our workforce and took other actions, including early termination of our then-ongoing Phase 2b study of our product candidate, NYX-783, in post-traumatic stress disorder, or PTSD, to analyze the data to date. In March 2023, we discontinued the development of NYX-783 in PTSD following an analysis of the available data that indicated NYX-783 did not demonstrate sufficient improvements on the study’s primary endpoint to support continued development of the program by the Company.

On May 4, 2023, following the completion of our review of strategic alternatives, our board of directors unanimously approved a plan of liquidation and dissolution of the Company, which plan is subject to stockholder approval.

In light of our planned dissolution, on May 10, 2023, we received written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that, based upon the Staff’s determination that the Company is a “public shell” as that term is defined in Nasdaq Listing Rule 5101, and the Company’s non-compliance with certain board and committee composition listing requirements, the Company would be delisted at the opening of business on May 19, 2023 unless the Company timely requests a hearing before a Nasdaq Hearings Panel to address the deficiencies and present a plan to regain compliance. The Company does not plan to request a hearing, and expects that trading in the Company's stock will be suspended upon the opening of business on May 19, 2023. Thereafter, Nasdaq will file a Form 25-NSE with the SEC to formally delist the Company's stock. Nasdaq has not specified the exact date on which the Form 25-NSE will be filed.

Financial operations overview

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

Restructuring and Impairment Charges

During the three months ended March 31, 2023, we undertook certain operational and organizational steps in connection with a strategic reorganization plan and strategic alternatives, along with related cost-saving measures that we initiated in the quarter. These measures included discontinuing the ongoing clinical trials of NYX-783 for the treatment of PTSD, NYX-458 for the treatment of Parkinson’s disease and dementia with Lewy bodies and reducing our overall workforce.

Other (income) expense, net, and interest expense

Other (income) expense, net and interest expense consists primarily of the interest income earned on our cash and cash equivalents and interest expense on our Loan Agreement.

Results of operations

Comparison of the three months ended March 31, 2023 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2023 and 2022 (in thousands):

	Year
	ended March 31,		Increase
	2023	2022	(Decrease)
Operating expenses:
Research and development	16,093	13,602	2,491
General and administrative	4,229	5,777	(1,548)
Total operating expenses	20,322	19,379	943
Loss from operations	(20,322)	(19,379)	943
Other (income) expense, net	(286)	(29)	257
Interest expense	1,030	477	553
Net loss and comprehensive loss	$(21,066)	$(19,827)	$1,239

Research and development expenses

The following table summarizes our research and development expenses incurred during the three months ended March 31, 2023 and 2022 (in thousands):

	Year
	ended March 31,		Increase
	2023	2022	(Decrease)
NYX-2925	$472	$4,529	$(4,057)
NYX-783	3,126	4,551	(1,425)
NYX-458	1,197	1,460	(263)
Impairment charges	8,199	—	8,199
Preclinical research and discovery programs	444	860	(416)
Personnel and related costs	2,655	2,202	453
Total research and development expenses	$16,093	$13,602	$2,491

Research and development expenses were $16.1 million for the three months ended March 31, 2023, compared to $13.6 million for the three months ended March 31, 2022. The net increase of approximately $2.5 million was primarily due to the following:

●	a decrease of approximately $4.1 million in clinical, regulatory, and drug product costs related to the completion of Phase 2 studies in NYX-2925;
●	a decrease of approximately $0.3 million in clinical, regulatory, and drug product costs related to the conduct of Phase 2 study of NYX-458 in Parkinson’s disease and dementia with Lewy bodies; and
●	a decrease of approximately $1.4 million in clinical, regulatory, and drug product costs related to the conduct of Phase 2b study of NYX-783 in PTSD; offset by
●	and increase of approximately $8.2 million related to impairment charges associated with our clinical supply agreements.

General and administrative expense

General and administrative expenses were $4.2 million and $5.8 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Other (income) expense, net

We recorded $0.3 million of other income for the three months ended March 31, 2023, compared to less than $0.1 million of other income for the three months ended March 31, 2022. This was primarily driven by a change in fair value of the derivative liability.

Interest expense

Interest expense was $1.0 million for the three months ended March 31, 2023, compared to $0.5 million for the three months ended March 31, 2022. This was driven by interest expense associated with our Loan Agreement and our finance lease.

Liquidity and capital resources

From our inception through March 31, 2023, we have incurred significant operating losses and have funded our operations to date through proceeds from collaborations, grants, sales of convertible preferred stock, IPO and follow-on public offerings, our ATM Offerings, and our debt financing. We have generated limited revenue to date from a research collaboration agreement with Allergan, a development services agreement with Allergan, and research and development grants from the U.S. government. The jointly funded research activities and option exercise period under the research collaboration agreement with Allergan, as well as associated payments by Allergan to us, came to their contractual conclusion in August 2020 and February 2021, respectively. We expect to continue to generate operating losses and negative operating cash flows for the foreseeable future, including through the execution of the Plan of Dissolution if approved by our stockholders.

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

On September 15, 2021, we entered into a loan and security agreement with K2 HealthVentures LLC (the “Loan Agreement”). The Loan Agreement provided up to $50.0 million principal in term loans, $15.0 million of which was funded at the time we entered into the agreement and $10.0 million of which was funded on March 14, 2022. Interest on the outstanding loan balance accrued at a variable rate equal to the greater of (i) 7.95% and (ii) the prime rate as published in the Wall Street Journal plus 4.70%. We were required to make monthly interest-only payments through September 2023. If we drew the third tranche, the interest-only period would have been extended through October 2024. Subsequent to the interest-only period, we were required to make equal monthly principal payments plus any accrued interest until the loans mature in September 2025. Upon final payment or prepayment of the loans, we were required to pay a final payment equal to 6.45% of the loans borrowed. We had the option to prepay the loans in whole, subject to a prepayment fee of 3% if the payment occurred on or before 24 months after the initial funding date, 2% if the prepayment occurred more than 24 months after, but on or before 36 months after the initial funding date, or 1% if the prepayment occurred more than 36 months after the initial funding date. We were obligated to pay a loan origination fee of 0.8% of each term loan that is funded under the Loan Agreement. The Loan Agreement also restricted certain activities, such as disposing of our business or certain assets, incurring additional debt or liens or making payments on other debt, making certain investments and declaring dividends, acquiring or merging with another entity, engaging in transactions with affiliates or encumbering intellectual property, among others. On April 21, 2023, the Company completed voluntary prepayment under the Loan Agreement, and the Loan Agreement and all other documents entered into in connection with the Loan Agreement were terminated.

As of March 31, 2023, we had cash and cash equivalents of $44.6 million. We invest our cash equivalents in liquid money market accounts.

In February 2023, we began implementation of a strategic restructuring plan to preserve capital and reduce operating costs. On May 4, 2023, following the completion of our review of strategic alternatives, our board of directors unanimously approved a plan of liquidation and dissolution of the Company, which plan is subject to stockholder approval. In connection with its restructuring plan and plan of dissolution, in April and May 2023, we made payments of approximately $5.0 million in the aggregate to fulfill and/or settle certain known financial obligations to terminated employees, vendors, auditors, and other creditors. These payments were incremental to our $27.5 million voluntary prepayment on April 21, 2023, of all outstanding principal, accrued and unpaid interest, fees, costs and expenses under the loan and security agreement with K2 HealthVentures. In addition, we expect to incur additional expenses and make additional payments associated with the plan of dissolution in the future, including, but not limited to, legal fees; insurance premiums; taxes; expenses incurred by the accounting firm of Verdolino & Lowey, P.C., which we have engaged to assist in the dissolution process; and other expenses related to the wind-down of the Company’s operations.

We cannot predict the ultimate amount of our liabilities, as uncertainties as to the ultimate amount of our operating costs and amounts to be reserved for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount, if any, that will ultimately be available if the stockholders approve the plan of liquidation and dissolution, which they may not. Examples of uncertainties that could reduce our cash include unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process.

Funding requirements

Our primary uses of capital have been research and development activities, compensation and related expenses, product manufacturing, laboratory and related supplies, legal, and other regulatory expenses, patent prosecution filing and maintenance costs for our licensed intellectual property, and general overhead costs. We expect to continue to incur certain compensation and related expenses, insurance expenses, general overhead costs, and additional administrative costs in connection with the plan of liquidation and dissolution.

Outlook

We are not able to perform meaningful research or development without obtaining additional sources of financing. On May 4, 2023, following the completion of our review of strategic alternatives, our board of directors unanimously approved a plan of liquidation and dissolution of the Company, which plan is subject to stockholder approval. These conditions and events raise substantial doubt about our ability to continue as a going concern.

In February 2023, in connection with our strategic restructuring plan, we began discontinuing all clinical programs. We do not expect to generate revenue from product sales. We cannot assure you that we will ever be profitable or generate positive cash flow from operating activities.

Cash flows

The following table summarizes our sources and uses of cash for each of the three months ended March 31, 2023 and 2022 (in thousands):

	Three months ended
	March 31,
	2023	2022
Net cash provided by (used in):
Operating activities	$(11,365)	$(15,924)
Investing activities	—	—
Financing activities	(267)	9,960
Net decrease in cash, cash equivalents and restricted cash	$(11,632)	$(5,964)

Operating activities

For the three months ended March 31, 2023, compared to the same period in 2022, the $4.6 million decrease in net cash used in operating activities was primarily due our increase in net loss and changes in working capital of $2.4 million offset by non-cash charges of $6.8 million related to impairment charges in clinical supply agreements and stock-based compensation.

Financing activities

For the three months ended March 31, 2023, compared to the same period in 2022, the $10.2 million decrease in net cash provided by financing activities was primarily due to $9.8 million of net proceeds received from our Loan Agreement in the 2022 period compared to $0.3 million principal payment of finance lease liability in the three months ended March 31, 2023.

Critical accounting policies and significant judgments and estimates

This discussion and analysis of our financial condition and results of operations is based on our financial statements, which we have prepared in accordance with United States generally accepted accounting principles. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. Our critical accounting policies are described in the notes of our condensed financial statements included herein and our critical accounting estimates are discussed under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Significant Judgments and Estimates” in our Annual Report. There were no material changes to our critical accounting policies or critical accounting estimates through March 31, 2023, from those discussed in our Annual Report.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures have been designed to provide reasonable assurance of achieving their objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level as of March 31, 2023.

Changes in internal control over financial reporting

In the first quarter of 2023, we executed a significant separation of workforce and obtained written resignations of board of directors and the executive management team. The control procedures which are normally in place with separate individuals have necessarily been combined across a significantly reduced staff. While we believe that internal controls are intact and carefully monitored, the absence of an external members of the audit committee, the absence of independent board members, and the combination of staff functions does expose us to risk associated with internal controls.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations and proceedings, consisting of intellectual property, commercial, employment and other matters which arise in the ordinary course of business. While the outcome of any such proceedings cannot be predicted with certainty, as of March 31, 2023, we were not party to any legal proceedings that we would expect to have a material adverse impact on our financial position, results of operations, or cash flow.

Item 1A. Risk Factors.

The discussion of our business and operations in this report should be read together with the risk factors contained below, in Item 1A of our Annual Report, and in our other filings with the SEC, which describe various risks and uncertainties to which we are or may become subject. These risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flows, strategies, or prospects in a material and adverse manner. There are no material changes from the risk factors as previously disclosed in our Annual Report, other than the risk factors set forth below.

We cannot predict the timing of a distribution to stockholders.

Our current intention is that, if approved by our stockholders, a certificate of dissolution would be filed with the State of Delaware promptly after such approval; however, the decision of whether or not to proceed with the plan of dissolution and liquidation (the “Dissolution”) will be made by the Board in its sole discretion. No further stockholder approval would be required to effect the Dissolution. However, if the Board determines that the Dissolution is not in our best interest or the best interest of our stockholders, the Board may, in its sole discretion, abandon the Dissolution or may amend or modify the Plan of Dissolution to the extent permitted by Delaware law without the necessity of further stockholder approval. After the Certificate of Dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Under Delaware law, before a dissolved corporation may make any distribution to its stockholders, it must pay or make reasonable provision to pay all of its claims and obligations, including all contingent, conditional or unmatured contractual claims known to the corporation. Furthermore, we may be subject to potential liabilities relating to indemnification obligations, if any, to third parties or to our current and former officers and directors. It might take significant time to resolve these matters, and as a result we are unable to predict the timing of distributions, if any are made, to our stockholders.

We cannot assure you as to the amount of distributions, if any, to be made to our stockholders.

We cannot predict with certainty the amount of distributions, if any, to our stockholders. Such distributions will not occur until after a certificate of dissolution is filed, and we cannot predict the timing or amount of any such distributions, as uncertainties as to the ultimate amount of our liabilities, the operating costs and amounts to be set aside for claims, obligations and provisions during the liquidation and winding-up process, and the related timing to complete such transactions make it impossible to predict with certainty the actual net cash amount that will ultimately be available for distribution to stockholders or the timing of any such distributions. Examples of uncertainties that could reduce the value of distributions to our stockholders include: unanticipated costs relating to the defense, satisfaction or settlement of lawsuits or other claims threatened against us or our directors or officers; amounts necessary to resolve claims of any creditors or other third parties; and delays in the liquidation and dissolution or other winding up process.

In addition, as we wind down, we will continue to incur expenses from operations, including directors’ and officers’ insurance; payments to service providers and any continuing employees or consultants; taxes; legal, accounting and consulting fees and expenses related to our filing obligations with the SEC, which will reduce any amounts available for distribution to our stockholders. As a result, we cannot assure you as to any amounts to be distributed to our stockholders if the Board proceeds with the Dissolution. If our stockholders do not approve the Dissolution Proposal, we will not be able to proceed with the Dissolution and no liquidating distributions will be made in connection therewith.

It is the current intent of the Board, assuming approval of the Dissolution, that any cash will first be used to pay our outstanding current liabilities and then will be retained to pay ongoing corporate and administrative costs and expenses associated with winding down the company, liabilities and potential liabilities relating to or arising out of any litigation matters and potential liabilities relating to our indemnification obligations, if any, to our service providers, or to our current and former officers and directors.

The Board will determine, in its sole discretion, the timing of the distribution of the remaining amounts, if any, to our stockholders in the Dissolution. We can provide no assurance as to if or when any such distribution will be made, and we cannot provide any assurance as to the amount to be paid to stockholders in any such distribution, if one is made. Stockholders may receive substantially less than the amount that we currently estimate that they may receive, or they may receive no distribution at all. To the extent funds are available for distribution to stockholders, the Board intends to seek to distribute such funds to our stockholders as quickly as possible, as permitted by the DGCL, and intends to take all reasonable actions to optimize the distributable value to our stockholders.

If our stockholders do not approve the Dissolution, we would not be able to continue our business operations.

On March 30, 2023, we announced that, in light of our financial condition and negative results from our clinical trials, our Board had approved a plan to review strategic alternatives, including a sale or merger of the Company or one or more sales of our assets, and to significantly and immediately reduce our operations (the “Strategic Plan”). In connection with the Strategic Plan, we terminated all but a core team of individuals to lead the strategic review process, and most individuals that remain are doing so on a part-time and consulting basis. After an extensive review of strategic alternatives, we have been unable to identify a merger partner or purchaser of our Company or our assets. If our stockholders do not approve the Dissolution, the Board will continue to explore what, if any, alternatives are available for the future of the Company in light of its discontinued business activities; however, those alternatives are likely limited to seeking voluntary dissolution at a later time with potentially diminished assets, seeking bankruptcy protection (should our net assets decline to levels that would require such action) or investing our cash in another operating business. It is unlikely that these alternatives would result in greater stockholder value than the Dissolution.

The Board may determine not to proceed with the Dissolution.

Even if the Dissolution is approved by our stockholders, the Board may determine in its sole discretion not to proceed with the Dissolution. If our Board elects to pursue any alternative to the Dissolution, our stockholders may not receive any of the funds that might otherwise be available for distribution to our stockholders. After a certificate of dissolution has been filed, revocation of the Dissolution would require stockholder approval under Delaware law.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit Number	Description
2.1	Plan of Dissolution of the Registrant, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38535 filed with the SEC on May 5, 2023).
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

APTINYX INC.

Date: May 18, 2023	By:	/s/ Andrew Kidd
Andrew Kidd
Chief Executive Officer (Interim principal executive officer and interim principal financial officer)